Form 10KSB
period 1999-12-31
ATLAS ENERGY FOR NINETIES PUBLIC NO 8 LTD
filed 2000-04-14
CIK 1088451

                  U.S. Securities and Exchange Commission

                          Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from _______ to _______

                        Commission file number 333-82389

                  Atlas-Energy for the Nineties-Public #8 Ltd.
                 (Name of small business issuer in its charter)

     Pennsylvania                                           25-1836294
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

               311 Rouser Road, Moon Township, Pennsylvania 15108
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act

Title of each class                    Name of each exchange on which registered

       None                                             None

Securities registered under Section 12(g) of the Exchange Act

                                      None
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


        State issuer's revenues for its most recent fiscal year.   -0-

       State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

        Transitional Small Business Disclosure Format (check one):

        Yes           No.   X
            -----         -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS ATLAS-ENERGY FOR THE NINETIES-PUBLIC #8 LTD. (THE "PARTNERSHIP")

       We were formed under the Pennsylvania Revised Uniform Limited Partnership Act on June 11, 1999, with Atlas Resources, Inc. ("Atlas") as our managing general partner. We offered a maximum of 1,800 units. We had our initial closing on December 3, 1999, and were funded with total subscriptions of 125 units from 51 investors thus reaching our required minimum capital contribution of $1,000,000. We had our final closing on December 31, 1999, and were funded with total subscriptions from both closings of 1,110.981 units from 380 investors.

       At the time of the initial and final closing, our managing general partner was credited with a total capital contribution of $3,148,181 because of certain expenditures it made on our behalf and certain prospects it contributed to us. Our managing general partner paid our organization and offering costs in the amount of $1,643,346. In addition, our managing general partner contributed 58 prospects to us at its cost of $3,600 per prospect, which was proportionately reduced to the extent less than 100% of the working interest was acquired, for a total credit of $198,000. Finally, the managing general partner paid 43.75% ($1,286,835) of our tangible costs.

       We were funded to drill natural gas development wells. We began our drilling activities under the drilling and operating agreement, with our managing general partner acting as operator and general drilling contractor, on our initial closing date. Additionally, we prepaid drilling costs under the drilling and operating agreement on December 31, 1999, in an amount equal to $11,088,975, and claimed a 1999 deduction for intangible drilling and development costs of wells to be drilled in 2000. A total of 58 development wells will be drilled to the Clinton/Medina geological formation in Mercer, Lawrence, Warren, Venango Counties, Pennsylvania and Trumbull County, Ohio. Our managing general partner and its affiliates had sufficient leasehold inventory to provide the prospects to be drilled. See Item 2, "Properties."

       Under the drilling and operating agreement our managing general partner is responsible for drilling and completing (or plugging) our wells. All the wells have been or will be drilled to depths sufficient to test thoroughly the Clinton/Medina formation. We paid our proportionate share of the cost of drilling and completing the wells in an amount equal to the depth of the well in feet at its deepest penetration as recorded by the drilling contractor multiplied by $37.81 per foot. The footage price includes all ordinary costs of drilling, testing and completing the well and installing gathering lines and other necessary facilities for the production of natural gas. This also includes the cost of a second completion and frac when our managing general partner considers it justified.

       Our operating and maintenance costs under the drilling and operating agreement are expected to be paid with revenues generated from gas and oil sales. During producing operations our managing general partner, as operator, receives a monthly well supervision fee of $275 for each producing well for which it has responsibility under the drilling and operating agreement. The well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as:

       -         well tending, routine maintenance and adjustment;

       - reading meters, recording production, pumping, maintaining appropriate books and records;

       -         preparing reports to us and to government agencies; and

       -         collecting and disbursing revenues.

The well supervision fees do not include costs and expenses related to the following:

       -         production and sale of oil;

       -         purchase of equipment, materials or third party services;

       -         brine disposal, and

       -         rebuilding of access roads.

If these costs are incurred, then our managing general partner as operator will charge us at cost for third party services and materials and a reasonable charge for services performed directly by it or its affiliates. The drilling and operating agreement also gives our managing general partner as operator the right at any time after three years from the date one of our wells has been placed into production to retain $200 per month to cover future plugging and abandonment costs of the well.

       We did not purchase and do not anticipate selling any producing wells. To realize revenues our natural gas and any oil produced must be marketed. Our managing general partner is responsible for selling our production, and its policy is to treat all wells in a given geographic area equally. Our managing general partner determines a weighted average selling price for all the gas sold in a geographic area, such as the Mercer County area, by taking the money received from the sale of all the gas sold by it and its affiliates, including us, in the area and dividing by the volume of gas sold. Each of the managing general partner's affiliates, including us, will then receive this gas price for all gas sold in the area. All of our gas is to be sold as discussed in Item 2, "Properties - Delivery Commitments." During 1999 our managing general partner received an average selling price of $2.35 per mcf for gas sold in the Mercer County area after deducting all expenses, including transportation expenses.

       The marketing of our natural gas and oil production, if any, is also affected by numerous factors beyond our control and the effect of which we cannot accurately predict. These factors include, but are not limited to, the following:

       - the amount of domestic production and foreign imports of oil and gas;

       - competition from other energy sources such as coal and nuclear energy;

       - local, state and federal regulations regarding production and the cost of complying with applicable environmental regulations; and

       -      fluctuating seasonal supply and demand.

For example, the demand for natural gas is greater in the winter months than in the summer months, which is reflected in a higher spot market price paid for the gas. Also, increased imports of oil and natural gas have occurred and are expected to continue. The free trade agreement between Canada and the United States eased restrictions on imports of Canadian gas to the United States, and the North American Free Trade Agreement eliminated trade and investment barriers in the United States, Canada and Mexico. These imports could have an adverse effect on both the price and volume of gas produced from the wells. In the past reduced demand for natural gas and/or an excess supply of gas resulted in a lower price paid for gas and difficulties in marketing gas.

       Governmental agencies regulate the production and transportation of our natural gas. Generally, the regulatory agency in the state where a producing natural gas well is located supervises production activities and the transportation of natural gas sold intrastate. Our oil and gas operations are regulated in Pennsylvania by the Department of Environmental Resources, Division of Oil and Gas, which imposes a comprehensive statutory and regulatory scheme on oil and gas operations such as ours. Among other things, the regulations involve:

       - new well permit and well registration requirements, procedures and fees;

       -      minimum well spacing requirements;

       -      restrictions on well locations and underground gas storage;

       - certain well site restoration, groundwater protection and safety measures;

       -      landowner notification requirements;

       -      certain bonding or other security measures;

       -      various reporting requirements;

       -      well plugging standards and procedures; and

       -      broad enforcement powers.

We do not expect that these regulations will have a material adverse impact upon our operations, and we believe we have complied in all material respects with applicable state regulations and will continue to do so.

       Gas prices are not regulated and in recent years gas prices have been volatile. The price of our gas is based on supply, demand, BTU content, pressure, location of the well and other factors.

       The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas, and it has sought to promote greater competition in natural gas markets. Traditionally, natural gas has been sold by gas producers to pipeline companies, which then would resell the gas to end-users. FERC changed this market structure by requiring interstate pipeline companies that transport gas for others to provide transportation services to producers, distributors, and all other shippers of natural gas on a "first-come, first-served" basis. This permits producers and other shippers to sell natural gas directly to end-users and local distribution companies.

       FERC Order 636 requires gas pipeline companies to, among other things, separate their sales services from their transportation services and provide an open access transportation service that is comparable in quality for all gas suppliers or producers. The premise behind FERC Order 636 was that the gas pipeline companies had an unfair advantage over other gas suppliers because they could bundle their sales and transportation services together. FERC Order 636 is designed to ensure that no gas seller has a competitive advantage over another gas seller because it also provides transportation services. We believe the effect of FERC Order 636 has been to restructure the natural gas industry and increase its competitiveness. Also, the Clean Air Act Amendments of 1990 contain incentives for the future development of "clean alternative fuel," which includes natural gas and liquefied petroleum gas for "clean-fuel vehicles." We believe the amendments ultimately will have a beneficial effect on natural gas markets and prices.

       Oil prices are not regulated and the price is subject to supply, demand, competitive factors, the gravity of the crude oil, sulfur content differentials and other factors. Any crude oil produced from the wells will flow directly into storage tanks where it will be picked up by the oil company, a common carrier or pipeline companies acting for the oil company which is purchasing the crude oil. We expect to sell only small quantities of oil, if any.

       From time to time there are a number of proposals being considered in Congress and in the legislatures and agencies of various states that if enacted would significantly and adversely affect the oil and natural gas industry, including us. The proposals involve, among other things, limiting the disposal of waste water from wells and changes in the tax laws. We are unable to predict what proposals, if any, will be enacted and their subsequent effect on our activities.

       Our operations and costs may also be affected by various federal, state and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. We may generally be liable for cleanup costs to the United States Government under the Federal Clean Water Act for oil or hazardous substance pollution and for hazardous substance contamination under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Our liability for environmental cleanup costs or damages is unlimited in cases of willful negligence or misconduct. In addition, the Environmental Protection Agency will require us to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and will require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals will also be needed with respect to wastewater discharges and air pollutant emissions.

       Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Compliance with these statutes and regulations may cause delays or increase our production costs. Because these laws and regulations are constantly being revised and changed we are unable to predict the ultimate costs of complying with present and future environmental laws and regulations, although we do not believe these costs will be substantial. We are unable to obtain insurance to protect against many environmental claims.

       We have not filed bankruptcy nor have we been involved in any material reclassification, merger, consolidation, receivership or similar proceeding or purchase or sale of a significant amount of assets not in the ordinary course of business.

ITEM 2. PROPERTIES

       Our first closing was December 3, 1999, and 5 prospects were designated on that date. The final closing was December 31, 1999, and an additional 53 prospects were designated on that date.

       For purposes of the Drilling Activity table and the Productive Wells table set forth below, a "gross well" is a well in which we have a working interest, and a "net well" equals the actual working interest owned in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

       We own 100% of the working interest in 40 wells, 50% of the working interest in 4 wells, 93% of the working interest in 12 wells, and 75% of the working interest in 2 wells. See "Productive Wells," below.

       DRILLING ACTIVITY. The following table sets forth the results from June 11, 1999, (date of formation) to March 17, 2000, of our drilling activities. All wells are in Mercer, Lawrence, Warren, Venango Counties, Pennsylvania and Trumbull County, Ohio. Currently, 58 wells have been spudded, and 0 dry holes have been drilled.


                                                                     DEVELOPMENT WELLS
                                                  ----------------------------------------------------------------
                                                            GROSS                                NET
                                                  --------------------------      --------------------------------
                                                  PRODUCTIVE    DRY    TOTAL      PRODUCTIVE     DRY    TOTAL
                                                  ----------    ---    -----      ----------     ---    -----
Period Ended March 17, 2000...................        58         0       58          54.66        0      54.66

       We have not participated, and will not participate, in any exploratory wells.

       PRESENT ACTIVITIES.   As of March 17, 2000:

       -     22 of the wells were in production;

       -     29 of the wells were capable of production but not yet on-line; and

       - 7 of the wells were spudded and were in the process of being drilled and completed.

       PRODUCTIVE WELLS.   The following table summarizes the Partnership's
total gross and net interest in productive natural gas wells at March 17, 2000.


NAME OF WELL                           STATE                COUNTY                      GROSS               NET
------------                           -----                ------                      -----               ---
1.  HOSTETLER UNIT #14                 Pennsylvania          MERCER                       1                  1

2.  HOSTETLER #15                      Pennsylvania          MERCER                       1                  1

3.  YODER #8                           Pennsylvania          MERCER                       1                  1

4.  BOBISH #1                          Pennsylvania          MERCER                       1                  1

5.  MCFARLAND #15                      Pennsylvania          MERCER                       1                  1

6.  COMBINE #1                         Pennsylvania          MERCER                       1                  1

7.  WHALEN #1                          Pennsylvania          MERCER                       1                  1

8.  YASNOWSKY #3                       Pennsylvania          MERCER                       1                  1

9.  CZUBEK #2                          Pennsylvania          MERCER                       1                  1

10. LEHTO #1                           Pennsylvania          MERCER                       1                  1

11. LEALI #6                           Pennsylvania          MERCER                       1                  1

12. MINNER #4                          Pennsylvania          MERCER                       1                  1

13. SHAFFER #6                         Pennsylvania          LAWRENCE                     1                  1

14. PICCIRILLI #1                      Pennsylvania          MERCER                       1                  1

15. LEALI #7                           Pennsylvania          MERCER                       1                  1

16. HARDISKY #1                        Pennsylvania          MERCER                       1                  1

17. BYLER #73                          Pennsylvania          LAWRENCE                     1                  1

18. MITCHELTREE #1                     Pennsylvania          LAWRENCE                     1                  1

19. BYLER #72                          Pennsylvania          LAWRENCE                     1                  1

20. SHARDY #1                          Pennsylvania          MERCER                       1                 .50

21. BRAATZ #1                          Pennsylvania          LAWRENCE                     1                  1

22. YODER #9                           Pennsylvania          MERCER                       1                  1

23. HUTCHISON #1                       Pennsylvania          LAWRENCE                     1                 .50

24. TELESZ #1                          Pennsylvania          LAWRENCE                     1                  1

25. WALLACE #2                         Pennsylvania          MERCER                       1                  1

26. SHAFFER UNIT #8                    Pennsylvania          MERCER                       1                 .75

27. RACKETA UNIT #2                    Pennsylvania          MERCER                       1                  1

28. STICKLE #1                         Pennsylvania          LAWRENCE                     1                  1

29. HERRIOTT #1                        Pennsylvania          MERCER                       1                  1

30. WENGERD #7                         Pennsylvania          LAWRENCE                     1                  1

31. LEHTO #2                           Pennsylvania          MERCER                       1                 .75

32. KENDALL #2                         Pennsylvania          LAWRENCE                     1                  1

33. SACEWICZ #1                        Pennsylvania          MERCER                       1                  1

34. MINNER #10                         Pennsylvania          MERCER                       1                 .50

35. WILSON #6                          Pennsylvania          LAWRENCE                     1                  1



NAME OF WELL                           STATE                COUNTY                      GROSS               NET
------------                           -----                ------                      -----               ---
36. BALOG #1                           Pennsylvania          LAWRENCE                     1                  1

37. CLARK #7                           Pennsylvania          LAWRENCE                     1                  1

38. YASNOWSKY #2                       Pennsylvania          MERCER                       1                  1

39. KAUFMAN #1                         Pennsylvania          LAWRENCE                     1                  1

40. GEARHART #1                        Pennsylvania          MERCER                       1                  1

41. GARRETT #5                         Pennsylvania          MERCER                       1                  1

42. MCFARLAND #16                      Pennsylvania          MERCER                       1                  1

43. BYLER #76                          Pennsylvania          MERCER                       1                  1

44. MINNER #11                         Pennsylvania          MERCER                       1                  1

45. BYLER #80                          Pennsylvania          MERCER                       1                .93

46. TELESZ #2                          Pennsylvania          LAWRENCE                     1                  1

47. REITER UNIT #1                     Ohio                  TRUMBULL                     1                .50

48. GAVIN #1                           Pennsylvania          VENANGO                      1                .93

49. EMORY-AMES #2                      Pennsylvania          WARREN                       1                .93

50. LOWER COLORADO #3                  Pennsylvania          WARREN                       1                .93

51. MINA-CARR #3                       Pennsylvania          WARREN                       1                .93

52. REDICK #1                          Pennsylvania          WARREN                       1                .93

53. STURGISH #1                        Pennsylvania          VENANGO                      1                .93

54. ATKINSON #2                        Pennsylvania          VENANGO                      1                .93

55. LANNING #1                         Pennsylvania          WARREN                       1                .93

56. LAMOREE #2                         Pennsylvania          WARREN                       1                .93

57. SUTTON #1                          Pennsylvania          WARREN                       1                .93

58. BOUGHTON #1                        Pennsylvania          VENANGO                      1                .93
                                                                                         --              -----
                                       TOTAL                                             58              54.66
                                                                                         ==              =====

       The name of each well is the same as the name of the prospect. We have begun selling production from 12 of the wells and revenues are expected to be distributed in the summer of 2000. The status of the remaining wells is described in "Present Activities" above. Although there has been production as set forth above, no reserve estimate on these wells has been obtained from an independent petroleum engineer.

       DELIVERY COMMITMENTS. Our Managing General Partner anticipates that substantially all of the natural gas produced by us in this program in the Warren County area (approximately 25% of the Partnership's total expected production) will be sold to Belden & Blake Corporation, an Ohio Corporation, pursuant to our Joint Venture Agreement with that firm.

       We also anticipate that substantially all of the natural gas produced by us in this program and in previous programs in the Mercer County area (approximately 75% of the Partnership's total expected production), will be sold to four (4) customers:

    1) National Fuel Resources, Inc, a marketing subsidiary of National Fuel Gas Company (NFG), a publicly traded natural gas utility company listed on the New York Stock Exchange. NFG distributes natural gas to approximately 731,000 customers in southwestern New York and northwestern Pennsylvania through its regulated utility divisions.

    2) Northeast Ohio Gas Marketing, Inc., a marketing subsidiary of First Energy Corporation (FE), a publicly traded electric utility company listed on the New York Stock Exchange. FE serves more than 5.5 million people in central and northern Ohio and western Pennsylvania.

    3) NUI Energy Brokers, Inc, a marketing subsidiary of NUI Corp. (NUI), a publicly traded natural gas utility company listed on the New York Stock Exchange. NUI distributes natural gas to approximately 372,000 customers in six states through its regulated utility divisions.

    4) Wheatland Tube Company, a Pennsylvania Corporation, which connects directly to Atlas Pipeline Partners (APL), a Master Limited Partnership, publicly traded on the American Stock Exchange. APL is engaged in the ownership and operation of the majority of the natural pipeline gathering systems that serve the Managing General Partner's production affiliates.

       All five (5) of the aforementioned Agreements involve pricing determined by industry standard indexes for each of the delivery locations contemplated therein. In addition, the Agreement with Wheatland Tube Company contains minimum and maximum prices that are fixed over each annual period.

       The Agreements with National Fuel Resources, Inc. and NUI Energy Brokers, Inc. are standard industry contracts as suggested by the Gas Industry Standards Board (GISB) for one-year terms commencing April 1, 2000. Both Agreements are for firm fixed daily volumes (11,000 and 5,000 Dthd, respectively) delivered to the facilities of National Fuel Gas Supply.

       The Agreement with Northeast Ohio Gas Marketing, Inc. is for a 10-year term, which began on April 1, 1999, and provides that Northeast Ohio Gas Marketing must take all of the gas produced by our managing general partner and its affiliates. The agreement establishes price formula for each of the delivery points for either the first one or two years of the Agreement. If, at the end of the applicable period, our managing general partner and Northeast Ohio Gas Marketing cannot agree to a new price, then our managing general partner and its affiliates may arrange a sale of the gas to third parties. However, they must first give Northeast Ohio Gas Marketing notice and an opportunity to match the price. Thereafter, Northeast Ohio Gas Marketing and our managing general partner will set the prices annually each November 30 subject to the same terms. However, if there is no price agreement, then we can sell our gas to third parties for the term of any unmatched third party offer. The contracts with National Fuel Resources, Inc. and NUI Energy Brokers, Inc. are pursuant to this right of refusal.

ITEM 3.       LEGAL PROCEEDINGS

        None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        MARKET INFORMATION. There is no established public trading market for our units and we do not anticipate a market will develop. Our units may be transferred only in accordance with the provisions of Article 6 of our partnership agreement. The principal restrictions on transferability are as follows:

       -      the consent of our managing general partner is required; and

       - no transfer may be made which would result in materially adverse tax consequences to us or the violation of federal or state securities laws.

        An assignee may become a substituted limited partner or investor general partner only upon meeting the following conditions:

       -      the assignor gives the assignee the right;

       - our managing general partner consents to the substitution, which is in its absolute discretion;

       - the assignee pays to us all costs and expenses incurred in connection with the substitution; and

       - the assignee executes and delivers the instruments which are satisfactory to our managing general partner to effect the substitution and to confirm the assignee's agreement to be bound by all terms and provisions of the partnership agreement.

A substitute partner is entitled to all rights attributable to full ownership of the assigned units, including the right to vote.

        HOLDERS.     As of December 31, 1999, there were 380 interestholders.

        DIVIDENDS. It is not anticipated that we will distribute revenues from the sale of production until the summer of 2000. Thereafter, our managing general partner will review our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We will distribute those funds to you and the other participants which our managing general partner determines are not necessary for us to retain. We will not advance or borrow funds for purposes of distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues.

        The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to you and the other participants.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        For the next 12 our months our management believes that we have adequate capital in order to develop our wells. We had sufficient capital resources from the closings to drill and develop approximately 54.66 net wells. No other wells will be drilled and therefore no additional funds will be required.

        We also anticipate that the payment of operation and maintenance costs will not begin until the wells begin to generate revenue. Although management does not anticipate that we will have to do so, any additional funds which may be required will be obtained from production revenues from the wells or from borrowings from the managing general partner or its affiliates. The managing general partner, however, is not contractually committed to make such a loan. The amount that may be borrowed, if any amounts are borrowed, may not at any time exceed 5% of our subscriptions. No borrowings will be obtained from third parties. We have not and will not devote any funds to research and development activities and there are no new products or services. We do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

     There are no expected purchases or sale of plant and significant equipment. We have no employees and rely on our managing general partner for our management. See Item 9.

ITEM 7.   FINANCIAL STATEMENTS

       Our Financial Statements for the last fiscal year, together with the opinion of the accountants thereon, are on pages 18 through 25 of this report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       RESPONSIBILITIES OF ATLAS. We have no employees and and rely on our managing general partner, which also serves as driller-operator of the wells, for management. Our managing general partner has complete and exclusive discretion and control over our operations and activities and makes all of our decisions affecting the wells being developed. Our managing general partner provides continuing review and analysis of all wells and monitors all expenditures and commitments made on our behalf. In addition, our managing general partner performs administrative services relating to our funding and operation, participant reporting, financial budgeting and record keeping.

       Because we have no equity securities registered pursuant to Section 12 of the Exchange Act, there is no required compliance with Section 16(A) of the Exchange Act.

       BUSINESS OF ATLAS. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation, was incorporated in 1973. As of December 31, 1999, our managing general partner and its affiliates operated approximately 3,400 oil or natural gas wells located in Ohio, Pennsylvania, and New York.

        On September 29, 1998, Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed wholly-owned subsidiary of Resource America, Inc. Resource America is a publicly-traded company principally engaged in real estate finance, equipment leasing and energy and energy finance. Atlas America is continuing the existing business of Atlas Group and is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108 which is also the managing general partner's primary office.

       The managing general partner and its affiliates under Atlas America employ a total of approximately 154 persons, consisting of 4 geologists, 9 landmen, 4 engineers, 49 operations staff, 12 accounting, 1 gas marketing, and 18 administrative personnel. The balance of the personnel are engineering, pipeline and field supervisors.

                                            ORGANIZATIONAL DIAGRAM (1)(2)

                                         -------------------------------------
                                                Resource America, Inc.
                                         -------------------------------------
                                                          |
                                         -------------------------------------
                                                 Atlas America, Inc.
                                         -------------------------------------
                                                          |
                                         -------------------------------------
                                                      AIC, Inc.
                                         -------------------------------------
                                                          |

           ----------------------------------------------------------------------------------------------------------
           |                   |                    |                     |                   |                      |
--------------------   -------------------   ----------------  --------------------  --------------------  ---------------------
 Atlas Resources,         Atlas Energy         Transatco,       Atlas Information     Anthem Securities    Atlas Energy Group,
  Inc., managing          Corporation,         Inc., which         Management,        Inc., registered      Inc., driller and
 general partner,       managing general       owns 50% of       L.L.C., markets        broker-dealer        operator in Ohio
    driller and            partner of            Topico,         information and     and dealer-manager    ---------------------
    operator in           exploratory           operates       technology services   --------------------            |
   Pennsylvania             drilling           pipeline in     --------------------                                  |
-----------------       partnerships and          Ohio                                                               |
          |               driller and        ----------------                                                        |
          |                 operator                                                                                 |
          |            -------------------                                                                           |
--------------------                                                                                         -------------------
ARD Investments,                                                                                             AED Investments,
Inc.                                                                                                         Inc.
--------------------                                                                                         -------------------

---------------------------
(1) Resource Energy and Viking Resources, which are subsidiaries of Resource America, are also engaged in the oil and gas business. In the near term, it is expected that both Resource Energy and Viking Resources will retain their separate corporate existence, however, Atlas America will manage the assets and employees of both including sharing common employees. Also, many of the officers and directors of our managing general partner serve as officers and directors of those entities.

(2) Atlas Pipeline Partners, L.P. (and Atlas Pipeline Operating Partnership) is a master limited partnership formed by a subsidiary of Atlas America as managing general partner to acquire a natural gas gathering system and related facilities from Resource Energy, Atlas America, and Viking Resources. The gathering system consists of approximately 888 miles of intrastate pipelines located in Pennsylvania, Ohio, and New York. We anticipate that this master limited partnership will gather and deliver natural gas produced by us in the Mercer County area to either public utility or interstate pipeline systems or industrial end-users in the area.

       DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF ATLAS. The executive officers, directors and significant employees of our managing general partner are as follows:


NAME                               AGE               POSITION OR OFFICE
-------------------               ------             ---------------------------------------------
James R. O'Mara                     57                 Vice Chairman of the Board and a Director
Charles T. Koval                    67                 Director
Tony C. Banks                       45                 President, Chief Executive Officer, and a Director
Frank P. Carolas                    40                 Vice President of Land and Geology
Jeffrey C. Simmons                  41                 Vice President of Production
William R. Seiler                   45                 Vice President and Controller
Barbara J. Krasnicki                54                 Secretary


       JAMES R. O'MARA. Vice Chairman of the Board and a director of the managing general partner and Atlas America. Mr. O'Mara joined Atlas Energy in 1975.

       CHARLES T. KOVAL. Director of the managing general partner and Atlas America. He co-founded Atlas Energy. Mr. Koval is serving and has served as a director of Imperial Harbors since 1980.

       TONY C. BANKS. President, Chief Executive Officer and a director of the managing general partner and Atlas America. Mr. Banks joined Atlas Group in 1995. Prior to Mr. Banks joining Atlas he had been with affiliates of Consolidated Natural Gas Company ("CNG") since 1974. Mr. Banks started as an accounting clerk with CNG's parent company in 1974 and progressed through various positions with CNG's Appalachian producer, northeast gas marketer and southwest producer to his last position as Treasurer of CNG's national energy marketing subsidiary.

       FRANK P. CAROLAS. Vice President of Geology of the managing general partner and Atlas America. Mr. Carolas joined Atlas Energy in 1981.

       JEFFREY C. SIMMONS. Vice President of Operations of the managing general partner and Atlas America. Since 1997 Mr. Simmons has also been Executive Vice President, Chief Operating Officer and director of Resource Energy. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer.

       WILLIAM R. SEILER. Vice President and Controller of the managing general partner and Atlas America. Mr. Seiler has over 25 years of accounting, financial reporting, financial analysis, and mergers and acquisitions experience in the oil and gas industry with Consolidated Natural Gas Company before joining Atlas America and the managing general partner in July of 1999. Mr. Seiler joined CNG's corporate headquarters in 1974 as an accounting clerk and progressed to his final position as an officer of CNG as corporate assistant controller.

       BARBARA J. KRASNICKI. Secretary of the managing general partner. Ms. Krasnicki has been with Atlas America and its predecessors since their inception in 1971. She was the office and personnel manager. She was elected secretary of the managing general partner in August, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

       We have no employees and rely on the employees of our managing general partner and its affiliates for services. Thus, we did not directly pay any compensation to the employees of our managing general partner for the last fiscal year. See Item 12, "Certain Relationships and Related Transactions," below for compensation which we paid to our managing general partner.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 1999, we had issued and outstanding 1,110.9811 units. No officer or director of our managing general partner owns any units. Also, no partner beneficially owns more than 10% of our outstanding units.

       Resource America owns 100% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        OIL AND GAS REVENUES. Our managing general partner is allocated 29% of our oil and gas revenues in return for having paid organization and offering costs equal to 20% of our subscriptions, 43.75% of tangible costs and contributing all leases for a total capital contribution of $3,148,181.

        LEASES. Our managing general partner contributed to us (at the lower of fair market value or its cost of the prospects) 58 undeveloped prospects to drill approximately 54.66 net wells. Our managing general partner received a credit in the amount of $198,000 for these prospects.

        ADMINISTRATIVE COSTS. Our managing general partner and its affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which will be proportionately reduced if we acquired less than 100% of the working interest in a well. Our managing general partner will receive $49,194 for our first 12 months of operations.

       DIRECT COSTS. Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf.

        DRILLING CONTRACTS. On December 3, 1999, we entered into a drilling contract with our managing general partner to drill and complete 49.66 net wells which was amended on December 31, 1999, to drill and complete an additional 5 wells. We paid the managing general partner for drilling and completing our wells an amount equal to $37.81 per foot to the depth of the well at its deepest penetration, proportionately reduced if we acquired less than 100% of the working interest in a well. The total amount received by our managing general partner was $11,088,975 for drilling and completing the wells.

        PER WELL CHARGES. As the wells begin production our managing general partner, as operator, will be reimbursed at actual cost for all direct expenses incurred on our behalf and will receive well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquired less than 100% of the working interest in a well.

        As operator our managing general partner charges us at cost for third party services and materials provided for each well which has been placed in operation.

        TRANSPORTATION AND MARKETING FEES. We will pay a combined transportation and marketing charge at a competitive rate, which is currently $0.29 for each mcf transported, to Atlas Pipeline Partners, L.P., an affiliate of Atlas America, for natural gas which we produce. See footnote 2 to the Organizational Diagram for a discussion of the change of ownership of the gathering system.

        DEALER-MANAGER FEES. Our managing general partner's affiliate, Anthem Securities, as dealer-manager received a 2.5% dealer-manager fee, a 7.5% sales commission and a .5% reimbursement of the selling agent's accountable due diligence fees in the amount of $1,164,342. The dealer-manager will receive no further compensation from us.

        OTHER COMPENSATION. We will reimburse our managing general partner for any loan it may make to us at a competitive rate of interest. If our managing general partner provides equipment, supplies and other services to us it may do so at competitive industry rates.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

       We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

(a)   Exhibits

        See Exhibit Index on page 16.

                               EXHIBIT INDEX


                   DESCRIPTION
                   -----------
4(a)    Certificate of Limited Partnership for
        Atlas-Energy for the Nineties-Public #8 Ltd.

4(b) Amended and Restated Certificate and Agreement of Limited Partnership for Atlas-Energy for the Nineties-Public #8 Ltd. dated December 31, 1999

10(a)   Drilling and Operating Agreement with exhibits



                              SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #8 Ltd.

By:  (Signature and Title):     Atlas Resources, Inc., Managing General Partner

By   (Signature and Title):     /s/ Tony C. Banks
                                ----------------------------------------------
                                Tony C. Banks, President, Chief Executive
                                      Officer and a Director
Date:  April 14, 2000


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):      /s/ Charles T. Koval
                                ----------------------------------------------
                                Charles T. Koval, Director

Date:  April 14, 2000


By  (Signature and Title):      /s/ Tony C. Banks
                                ----------------------------------------------
                                Tony C. Banks, President, Chief Executive
                                      Officer and a Director
Date:  April 14, 2000



                            Supplemental information to be Furnished
                           With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.

                        FINANCIAL STATEMENT AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP


                                December 31, 1999

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
A PENNSYLVANIA LIMITED PARTNERSHIP

We have audited the accompanying balance sheet of Atlas-Energy for The Nineties - Public #8 Ltd., A Pennsylvania Limited Partnership, as of December 31, 1999, and the related statements of operations and changes in partners' capital and cash flows for the period June 18, 1999 (date of formation) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Atlas-Energy for The Nineties -Public #8 Ltd. as of December 31, 1999 and the results of its operations, changes in partners' capital accounts and cash flows for the period June 18, 1999 (date of formation) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton LLP

Cleveland, Ohio
March 1, 2000

                 Atlas-Energy for the Nineties - Public #8 Ltd.
                      (A Pennsylvania Limited Partnership)

                                  BALANCE SHEET

                                December 31, 1999




                                     ASSETS
Oil and gas well drilling contracts and leases                                      $12,573,810
                                                                                   ============




                   LIABILITIES AND PARTNERS' CAPITAL

Interest payable                                                                        $15,003

Partners' capital:
   Managing General Partner                                                           1,469,832
   Limited Partners (1,110.98 units)                                                 11,088,975
                                                                                   ------------
                                                                                     12,558,807
                                                                                   ------------

                                                                                    $12,573,810
                                                                                   ============




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                 Atlas-Energy for the Nineties - Public #8 Ltd.
                      (A Pennsylvania Limited Partnership)

                           STATEMENT OF OPERATIONS AND
                      CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                    From June 18, 1999 (date of formation) to
                                December 31, 1999




                                                       MANAGING
                                                        GENERAL                 LIMITED
                                                        PARTNER                PARTNERS                 TOTAL
                                                      ------------          --------------          -------------
PARTNERS' CAPITAL CONTRIBUTIONS

   Cash                                               $         -           $  11,088,975           $ 11,088,975
   Syndication costs                                    1,643,346                       -              1,643,346
   Organizational costs                                    20,000                       -                 20,000
   Tangible costs                                       1,286,835                       -              1,286,835
   Leasehold costs                                        198,000                       -                198,000
                                                      ------------          --------------          -------------
                                                        3,148,181              11,088,975             14,237,156

SYNDICATION COSTS                                      (1,643,346)                      -             (1,643,346)

EXPENSES

   Organization costs                                     (20,000)                      -                (20,000)
   Interest expense                                       (15,003)                      -                (15,003)
                                                      ------------          --------------          -------------

          NET LOSS                                        (35,003)                      -                (35,003)
                                                      ------------          --------------          -------------

          PARTNERS' CAPITAL
               AT END OF YEAR                         $ 1,469,832           $  11,088,975           $ 12,558,807
                                                      ============          ==============          =============




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                 Atlas-Energy for the Nineties - Public #8 Ltd.
                      (A Pennsylvania Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    From June 18, 1999 (date of formation) to
                                December 31, 1999




Cash flows from operating activities:
   Net loss                                                                             $    (35,003)
   Adjustments to reconcile net loss to net cash provided by operating activities:
          Organization costs                                                                  20,000
          Increase in interest payable                                                        15,003
                                                                                        ------------

               Net cash provided by operating activities                                           -


Cash flows used in investing activities:
    Oil and gas well drilling contracts                                                  (11,088,975)


Cash flows from financing activities:
   Partners' capital contributions                                                        11,088,975
                                                                                        ------------

          CASH AT DECEMBER 31, 1999                                                     $          -
                                                                                        ============


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
   Assets contributed by Managing General Partner
      Tangible costs                                                                      $1,286,835
      Syndication costs                                                                    1,643,346
      Organizational costs                                                                    20,000
      Lease costs                                                                            198,000
                                                                                        ------------

                                                                                        $  3,148,181
                                                                                        ============




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                 Atlas-Energy for the Nineties - Public #8 Ltd.
                      (A Pennsylvania Limited Partnership)

                          NOTES TO FINANCIAL STATEMENT

                                December 31, 1999

A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         Atlas-Energy for the Nineties - Public #8 Ltd. (the "Partnership") is a Pennsylvania Limited Partnership that was formed on June 18, 1999. Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania (a wholly-owned subsidiary of Atlas America, Inc.), serves as Managing General Partner and Operator, and the subscribers to Units will be either Limited Partners or Investor General Partners depending on their election.

         The Partnership will be funded to drill Development Wells which are located primarily in the Mercer County area of Pennsylvania, although the Managing General Partner has reserved the right to use up to 20% of the Partnership Subscription to drill wells in other areas of the United States.

         Subscriptions at a cost of $10,000 per unit will be sold through wholesalers and broker-dealers including Anthem Securities, Inc., an affiliated company, which will be compensated in an amount equal to 10% of the subscription plus a .5% accountable due diligence expense. Commencement of Partnership operations is subject to the receipt of minimum Partnership subscriptions of $1,000,000 (to a maximum of $18,000,000) by December 31, 1999. As of December 31, 1999, there were 380 investors which contributed $11,088,975.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements are prepared in accordance with generally accepted accounting principles.

         The Partnership proposes to use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Depreciation and depletion will be provided on a field-by-field basis using the unit-of-production method based on periodic estimates of oil and gas reserves.

         The Partnership prepaid drilling costs of $11,088,975 pursuant to the drilling and operating agreement. All oil and gas development activities are scheduled to be drilled in the first quarter of 2000. Recoverability of the cost of oil and gas properties is dependent upon the results of such development activities.

         Undeveloped leaseholds and proved properties will be assessed periodically or whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Proved properties will be assessed based on estimates of future cash flows.

                 Atlas-Energy for the Nineties - Public #8 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                               December 31, 1999

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         In 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This statement requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The Partnership was required to adopt the provisions of SOP 98-5 effective January 1, 1999 and as a result organization costs were expensed as incurred.

3.       FEDERAL INCOME TAXES

         The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

4.       PARTICIPATION IN REVENUES AND COSTS

         Atlas and the other partners will generally participate in revenues and costs in the following manner:



                                                                                                  OTHER
                                                                               ATLAS            PARTNERS
                                                                          -----------------------------------
                Organization and offering costs                                 100%                  0%
                Lease costs                                                     100%                  0%
                Revenues                                                         29%                 71%
                Direct operating costs                                           29%                 71%
                Intangible drilling costs                                         0%                100%
                Tangible costs                                                  43.75%             56.25%
                Tax deductions:
                    Intangible drilling and development costs                     0%                100%
                    Depreciation                                                43.75%             56.25%
                    Depletion allowances                                          29%                 71%



                 Atlas-Energy for the Nineties - Public #8 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                                December 31, 1999

5.       TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership intends to enter into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

                  Drilling contracts to drill and complete Partnership wells at an anticipated cost of $37.81 per foot on completed wells. Drilling costs paid in 1999 amounted to $11,088,975.

                  Administrative costs at $75 per well per month. No administrative costs were incurred in 1999.

                  Well supervision fees initially of $275 per well per month plus the cost of third party materials and services. No well supervision fees were incurred in 1999.

                  Gas transportation and marketing charges at competitive rates which currently is 29 cents per MCF.

6.       PURCHASE COMMITMENT

         Subject to certain conditions, investor partners may present their interests beginning in 2004 for purchase by Atlas. Atlas is not obligated to purchase more than 5% of the units in any calendar year.

7.       SUBORDINATION OF MANAGING GENERAL PARTNER'S
         REVENUE SHARE

         Atlas will subordinate a part of its partnership revenues in an amount up to 11.6% of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the participants.

8.       INDEMNIFICATION

         In order to limit the potential liability of the investor general partners, Atlas Resources, Inc. has agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share of Partnership assets.

9.       NATURAL GAS AND OIL PRODUCING ACTIVITIES

         The supplementary information of natural gas and oil activities required by SFAS No. 69, DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES, has not been presented because the Partnership did not commence operations until 2000.