Form 10QSB
period 2000-03-31
ATLAS ENERGY FOR NINETIES PUBLIC NO 8 LTD
filed 2000-05-15
CIK 1088451

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

            [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transistion period from___________ to ____________

                         Commission file number 333-62167

                    Atlas-Energy for the Nineties-Public #8 Ltd.
                   (Name of small business issuer in its charter)

              Pennsylvania                               25-1836294
     (State or other jurisdiction of       ( I.R.S. Employer identification No.)
     incorporated or organization)

                 311 Rouser Road, Moon Township, Pennsylvania  15108
                (Address of principle executive offices)   (Zip Code)

                         Issuer's telephone (412) 262-2830

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
Transitional Small Business Disclosure Format (check one):
Yes   X    No

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #8 Ltd. (the "Partnership") for the period January 1, 2000 to March 31, 2000.

Item 2.  Description of Business

The Partnership has spudded approximately 55 net wells to the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania and Stark and Trumbull Counties, Ohio. As of March 31, 2000, 30 net wells are in production. The first quarterly distribution is expected to be in July 2000 for natural gas production during January, February, March and April, 2000.

Net Production revenue for the three months was $138,894 which includes landowners royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional funds will be required.

Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Altas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

                                    PART II

Item 1.  Legal Proceeding
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

          12-May-00


                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                                           BALANCE SHEET
                    AS OF MAR 31, 2000 and DECEMBER 31, 1999

                                                                                   MAR 31
                                                                                    2000           December 31         Increase
                                                                                 (unaudited)            1999          (Decrease)
                                                                            ----------------------------------------------------
ASSETS

CURRENT ASSETS

     Cash                                                                    $            --      $         --      $       --
     Accounts receivable                                                             123,865                 0         123,865

                                                                            ---------------------------------------------------
                    TOTAL CURRENT ASSETS                                             123,865                 0         123,865

     Oil and Gas drilling contracts/leases,net of accum. depl. & amort.           12,490,034        12,573,810         (83,776)


                                                                            ---------------------------------------------------
                    TOTAL ASSETS                                             $    12,613,899      $ 12,573,810       $  40,089
                                                                            ===================================================


LIABILITIES AND PARTNERS' CAPITAL


     Accounts payable                                                               $ 17,764      $     15,003       $   2,761
     Partners' Capital                                                            12,596,135        12,558,807          37,328
                                                                            ---------------------------------------------------
                    TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $    12,613,899      $ 12,573,810       $  40,089
                                                                            ===================================================


The notes to Financial Statements are an integral part of this statement.

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                         STATEMENT OF INCOME (Unaudited)
                For the three months ended Mar 31, 2000 and 1999


                                                                                    Three Months Ended
                                                                                          Mar 31,
REVENUE                                                                         2000                 1999
-------                                                                      ---------------------------------
      Natural gas sales                                                        $138,894                $  0

                                                                             ---------------- ----------------
                Total Revenue                                                   138,894                   0

EXPENSES
--------
     Well Operating Expense                                                      15,029                   0
     Depletion and depreciation of oil and gas wells and leases                  83,776                   0
     General and administrative fees                                              2,761                   0



                                                                             ---------------- ----------------
                Total Expenses                                                  101,566                  --
                                                                             ---------------- ----------------

Net Earnings                                                                   $ 37,328                $ --
                                                                             ================ ================


The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                       STATEMENT OF CASH FLOWS (Unaudited)
                For the three months ended Mar 31, 2000 and 1999


                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                                          MAR 31,
                                                                                          -------
                               INCREASE (DECREASE) IN CASH
                               ---------------------------
                                                                                 2000                1999
                                                                             ---------------------------------
Cash flows from operating activities
     Net Earnings                                                              $ 37,328                  $0
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
                Depletion and depreciation                                       83,776                   0

                (Increase) in accounts receivable                              (123,865)                  0
                Increase in accounts payable                                      2,761                   0
                                                                             ---------------- ----------------
Cash provided by operating activities                                                 0                   0

Cash flows used in financing activities:
     Distributions to Partners                                                        0                   0
                                                                             ---------------- ----------------
Net Increase in Cash                                                                  0                   0

Cash at beginning of period                                                           0                   0
                                                                            ---------------- ----------------
Cash at end of period                                                                $0                  $0
                                                                            =================================


The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
         STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                     For the three months ended Mar 31, 2000


                                                                                MANAGING
                                                                                GENERAL          OTHER
                                                                                PARTNER         PARTNERS         TOTAL
                                                                               ----------     -----------     -----------
BALANCE AT JANUARY 1, 2000                                                     $1,469,832     $11,088,975     $12,558,807






Participation in revenue and expenses:

                Net Production Revenues                                            35,921          87,944         123,865

                Depletion and depreciation                                        (28,125)        (55,651)        (83,776)

                Other costs                                                          (801)         (1,960)         (2,761)
                                                                               ----------     -----------     -----------
Net Earnings                                                                        6,995          30,333          37,328


Distributions                                                                           0               0               0
                                                                               ----------     -----------     -----------
BALANCE AT Mar 31, 2000                                                        $1,476,827     $11,119,308     $12,596,135
                                                                               ==========================================


The notes to Financial Statements are an integral part of this statement.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP




1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of March 31, 2000 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1999 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The Partnership uses the successful efforts method of accounting for oil and gas activities. Costs to acquire mineral interests in oil and gas properties and drill and equip wells are capitalized. Oil and gas properties are periodically assessed and when unamortized costs exceed expected future net cash flows, a loss is recognized by a charge to income.

         Capitalized costs of oil and gas wells and leases are depreciated, depleted and amortized by the unit of production method.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ATLAS-ENERGY FOR THE NINETIES-PUBLIC #8 LTD.

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000

The Partnership commenced production in January, 2000. Natural gas sales revenue for the three months ended March 31, 2000 amounted to $138,894 based on gas production of 59,840 Mcf. The average sales price for gas production during this period was $2.65/Mcf.



FINANCIAL CONDITION

LIQUIDITY

There were no cash payments to the Partnership from the initial production from the wells in this program during the three months ended March 31, 2000. The Partnership's working capital increased from $(15,003) at December 31, 1999 to $106,101 at March 31, 2000. The increase is attributable to the commencement of natural gas production for new wells turned on-line during the current quarter, which resulted in higher receivables in connection with sales of gas produced.

CAPITAL RESOURCES

There were no new material commitments for capital expenditures during the period and the Partnership does not expect any in the foreseeable future.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Atlas-Energy for the Nineties--Public #8 Ltd.

By (Signature and Title:)                Atlas Resources, Inc.,
                                         Managing General Partner

By (Signature and Title:)                /s/ Tony C. Banks
                                         Tony C. Banks
                         President, Chief Executive Officer and a Director


Date:  May 15, 2000

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title:)               /s/ Tony C. Banks
                                         Tony C. Banks
                         President, Chief Executive Officer and a Director

Date:  May 15, 2000

By: (Signature and Title:)               /s/ William R. Seiler
                                         William R. Seiler
                         Vice President, Chief Financial Officer, and Controller

Date:  May 15, 2000