Form 10QSB
period 2000-06-30
ATLAS ENERGY FOR NINETIES PUBLIC NO 8 LTD
filed 2000-08-14
CIK 1088451

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

            [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________ to ____________

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

                                     PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #8 Ltd. (the "Partnership") for the period January 1, 2000 to June 30, 2000.

Item 2.  Description of Business

The Partnership has placed 118 net wells in production in the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania and Stark and Trumbull Counties, Ohio. As of June 30, 2000, all 118 net wells are in production. The first quarterly distribution was made in June 2000 for natural gas production during January, February, March, 2000.

Net Production revenue for the three months was $630,422 which includes landowners royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional funds will be required.

Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

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

10-Aug-00


                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                                 BALANCE SHEET
                     AS OF JUNE 30, 2000 & DECEMBER 31, 1999


                                                                             June 30,
                                                                              2000        December 31,      Increase
                                                                           (unaudited)        1999         (Decrease)
                                                                           -------------------------------------------
ASSETS

CURRENT ASSETS

     Cash                                                                  $      6,678   $          -    $      6,678
     Accounts receivable                                                        567,859                        567,859

                                                                           -------------------------------------------
          TOTAL CURRENT ASSETS                                                  574,537              0         574,537

     Oil and Gas drilling contracts/leases,net of accum. depl. & amort.      12,147,526     12,573,810        (426,284)


                                                                           -------------------------------------------
          TOTAL ASSETS                                                     $ 12,722,063   $ 12,573,810    $    148,253
                                                                           ===========================================

LIABILITIES AND PARTNERS' CAPITAL


     Accounts payable                                                      $     28,869   $     15,003    $     13,866
     Partners' Capital                                                       12,693,194     12,558,807         134,387
                                                                           -------------------------------------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $ 12,722,063   $ 12,573,810    $    148,253
                                                                           ===========================================


The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                         STATEMENT OF INCOME (Unaudited)
                  FOR THE SIX MONTHS ENDED JUNE 30, 2000 & 1999


                                                                           SIX MONTHS ENDED  SECOND QUARTER ENDED

                                                                                 JUNE 30,           JUNE 30,
REVENUE                                                             2000          1999         2000       1999
-------                                                           -------------------------  --------------------
      Natural gas sales                                           $769,316             $0     $630,422         $0
      Interest Income                                               19,994                      19,994
                                                                  --------       --------     --------   --------
          Total Revenue                                            789,310              0      650,416          0

EXPENSES
--------
     Well Operating Expense                                         77,592              0       62,563          0
     Depletion and depreciation of oil and gas wells and leases    426,285              0      342,509          0
     General and administrative fees                                29,526              0       26,764          0

     Miscellaneous                                                     417              -          417          -


                                                                  --------       --------     --------   --------
          Total Expenses                                           533,820              -      432,253          -
                                                                  --------       --------     --------   --------

Net Earnings                                                      $255,490              -     $218,163          -
                                                                  =======================     ===================






The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                       STATEMENT OF CASH FLOWS (Unaudited)
                  FOR THE SIX MONTHS ENDED JUNE 30, 2000 & 1999

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                               June 30,
                                                               --------
              Increase (Decrease) in Cash
              ---------------------------
                                                          2000        1999
                                                       ----------------------
Cash flows from operating activities
     Net Earnings                                      $ 255,490        $   0
     Adjustments to reconcile net earnings
       to net cash provided by operating activities:
         Depletion and depreciation                      426,285            0

         (Increase) in accounts receivable              (567,859)           0
         Increase in accounts payable                     13,866            0
                                                       ---------    ---------
Cash provided by operating activities                    127,782            0

Cash flows used in financing activities:
     Distributions to Partners                          (121,104)           0
                                                       ---------    ---------
Net Increase in Cash                                       6,678            0

Cash at beginning of period                                    0            0
                                                       ---------    ---------
Cash at end of period                                  $   6,678        $   0
                                                       =========    =========


The notes to Financial Statements are an integral part of this statement.

                 ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
         STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                     For the six months ended June 30, 2000


                                          MANAGING
                                           GENERAL          OTHER
                                           PARTNER         PARTNERS          TOTAL
                                         ------------    ------------    ------------
BALANCE AT JANUARY 1, 2000                 $1,469,832     $11,088,975     $12,558,807





Participation in revenue and expenses:

          Net Production Revenues             200,600         491,124         691,724

          Depletion and depreciation         (139,283)       (287,002)       (426,285)

          Other costs (Net)                    (2,885)         (7,063)         (9,948)
                                         ------------    ------------    ------------
Net Earnings                                   58,432         197,059         255,491


Distributions                                 (35,121)        (85,983)       (121,104)
                                         ------------    ------------    ------------
BALANCE at JUNE 30, 2000                   $1,493,143     $11,200,051     $12,693,194
                                         ============    ============    ============

The notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP




1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of June 30, 2000 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1999 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000

The Partnership commenced production in January, 2000. Natural gas sales revenue for the six months ended June 30, 2000 amounted to $769,316 based on gas production of 304,489 Mcf. The average sales price for gas production during this period was $2.82/Mcf.

THREE MONTHS ENDED JUNE 30, 2000

Natural gas sales revenue for the three months ended June 30, 2000 amounted to $630,422 based on gas production of 244,649 Mcf. The average sales price for gas production during this period was $2.87/Mcf.


FINANCIAL CONDITION

LIQUIDITY

There was one cash payment to the Partnership from the initial production from the wells in this program and one distribution to investors during the three months ended June 30, 2000. The Partnership's working capital increased from $(15,003) at December 31, 1999 to $545,668 at June 30, 2000. The increase is attributable to the commencement of natural gas production for new wells turned on-line during the first half of the year, which resulted in higher receivables in connection with sales of gas produced.

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


Date:  August 14, 2000

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title:)               /s/ Tony C. Banks
                                         Tony C. Banks
                         President, Chief Executive Officer and a Director

Date:  August 14, 2000

By: (Signature and Title:)               /s/ William R. Seiler
                                         William R. Seiler
                         Vice President, Chief Financial Officer, and Controller

Date:  August 14, 2000