Form 10QSB
period 2000-09-30
ATLAS ENERGY FOR NINETIES PUBLIC NO 8 LTD
filed 2000-11-13
CIK 1088451

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2000

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

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #8 Ltd. (the "Partnership") for the period January 1, 2000 to September 30, 2000.

Item 2.  Description of Business

The Partnership has placed 54.66 net wells in production in the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania and Stark and Trumbull Counties, Ohio. As of September 30, 2000, all 54.66 net wells are in production. The first quarterly distribution was made in June 2000 for natural gas production during January, February, March, 2000.

Net Production revenue for the three months was $871,243 which includes landowners royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional drilling funds will be required.

Any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. Management does not anticipate that the Partnership will need to borrow. No borrowings will be obtained from third parties.

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

09-Nov-00


                        ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                             A PENNSYLVANIA LIMITED PARTNERSHIP
                                       BALANCE SHEET
                        AS OF SEPTEMBER 30, 2000 & DECEMBER 31, 1999


                                                                              September 30,
                                                                                  2000          December 31,    Increase
                                                                               (unaudited)         1999        (Decrease)
                                                                           --------------------------------------------------
ASSETS

CURRENT ASSETS

     Cash                                                                  $        14,512     $           -    $      14,512
     Accounts receivable                                                           792,015                            792,015

                                                                           ---------------     -------------    -------------
                TOTAL CURRENT ASSETS                                               806,527                 0          806,527

     Oil and Gas drilling contracts/leases,net of accum. depl. & amort.         11,751,563        12,573,810         (822,247)


                                                                           ---------------     -------------    -------------
                TOTAL ASSETS                                               $    12,558,090     $  12,573,810    $     (15,720)
                                                                           ===============     =============    =============

LIABILITIES AND PARTNERS' CAPITAL


     Accounts payable                                                      $        23,429     $      15,003    $       8,426
     Partners' Capital                                                          12,534,661        12,558,807          (24,146)
                                                                           ---------------     -------------    -------------
                TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $    12,558,090     $  12,573,810    $     (15,720)
                                                                           ===============     =============    =============

The notes to Financial Statements are an integral part of this statement.

                        ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                             A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME (Unaudited)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 & 1999


                                                                           NINE MONTHS ENDED             THIRD QUARTER ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
REVENUE                                                                 2000               1999        2000               1999
-------                                                              -----------------------------   -----------------------------
   Natural gas sales                                                   $1,640,559                -       $871,243                -
   Interest Income                                                         19,263                -           (731)               -
                                                                     ------------     ------------   ------------     ------------
            Total Revenue                                               1,659,822                -        870,512                -

EXPENSES
---------

   Well Operating Expense                                                 156,788                -         79,196                -
   Depletion and depreciation of oil and gas wells and leases             822,247                -        395,962                -
   General and administrative fees                                         41,596                -         12,071                -

   Miscellaneous                                                            1,138                -            721                -
                                                                     ------------     ------------   ------------     ------------
            Total Expenses                                              1,021,769                -        487,950                -
                                                                     ------------     ------------   ------------     ------------

Net Earnings                                                         $    638,053                -   $    382,562                -
                                                                     ============     ============   ============     ============

The notes to Financial Statements are an integral part of this statement.

                        ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                             A PENNSYLVANIA LIMITED PARTNERSHIP
                             STATEMENT OF CASH FLOWS (Unaudited)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 & 1999


                                                                                     NINE MONTHS ENDED
                                                                                  ----------------------
                                                                                       SEPTEMBER 30,
                                                                                  ----------------------
                            INCREASE (DECREASE) IN CASH
                                                                                    2000         1999
                                                                                  ----------------------
Cash flows from operating activities
   Net Earnings                                                                   $   638,053  $       -
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
              Depletion and depreciation                                              822,247          -

              (Increase) in accounts receivable                                      (792,015)         -
              Increase in accounts payable                                              8,425          -
                                                                                  -----------  ---------
Cash provided by operating activities                                                 676,710          -

Cash flows used in financing activities:
   Distributions to Partners                                                         (662,198)         -
                                                                                  -----------  ---------
Net Increase in Cash                                                                   14,512          -

Cash at beginning of period                                                                 0          -
                                                                                  -----------  ---------
Cash at end of period                                                             $    14,512  $       -
                                                                                  ===========  =========

The notes to Financial Statements are an integral part of this statement.

                        ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                            A PENNSYLVANIA LIMITED PARTNERSHIP
                STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                        For the nine months ended September 30, 2000


                                                                                     MANAGING
                                                                                      GENERAL          OTHER
                                                                                      PARTNER         PARTNERS          TOTAL
                                                                                   -------------    -------------   -------------
BALANCE AT JANUARY 1, 2000                                                         $   1,469,832    $  11,088,975   $  12,558,807




Participation in revenue and expenses:

               Net Production Revenues                                                   430,294        1,053,477       1,483,771

               Depletion and depreciation                                               (254,112)        (568,135)       (822,247)

               Other costs (Net)                                                          (6,807)         (16,664)        (23,471)
                                                                                   -------------    -------------   -------------
Net Earnings                                                                             169,375          468,678         638,053


Distributions                                                                           (192,038)        (470,161)       (662,199)
                                                                                   -------------    -------------   -------------
BALANCE at SEPTEMBER 30, 2000                                                      $   1,447,169    $  11,087,492   $  12,534,661
                                                                                   =============    =============   =============

The notes to Financial Statements are an integral part of this statement.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP




1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of September 30, 2000 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1999 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000

The Partnership commenced production in January, 2000. Natural gas sales revenue for the nine months ended September 30, 2000 amounted to $1,640,559 based on gas production of 587,319 Mcf. The average sales price for gas production during this period was $3.09/Mcf.

THREE MONTHS ENDED SEPTEMBER 30, 2000

Natural gas sales revenue for the three months ended September 30, 2000 amounted to $871,243 based on gas production of 282,830 Mcf. The average sales price for gas production during this period was $3.36/Mcf.

FINANCIAL CONDITION

LIQUIDITY

The initial distribution to partners was made during the second quarter of 2000. The Partnership's working capital increased from $(15,003) at December 31, 1999 to $783,099 at September 30, 2000. The increase is attributable to natural gas production during the current quarter, which resulted in higher receivables in connection with sales of gas produced.

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


Date:  November 14, 2000

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title:)               /s/ Tony C. Banks
                                         Tony C. Banks
                         President, Chief Executive Officer and a Director

Date:  November 14, 2000

By: (Signature and Title:)               /s/ William R. Seiler
                                         William R. Seiler
                         Vice President, Chief Financial Officer, and Controller

Date:  November 14, 2000