Form 10QSB
period 2001-03-31
ATLAS ENERGY FOR NINETIES PUBLIC NO 8 LTD
filed 2001-05-15
CIK 1088451

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

            [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________ to ____________

                         Commission file number

                           Atlas America - Public #8 Ltd.
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/   No / /
Transitional Small Business Disclosure Format (check one):
Yes  /X/    No / /

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas America Public # 8
Ltd.  (the "Partnership") for the period January 1, 2001 to March 31, 2001.

Item 2.  Description of Business

The Partnership has spudded approximately 54.66 net wells to the Clinton/Medina formation in Mercer, Lawrence, Warren and Venango Counties, Pennsylvania and Trumbull County in Ohio. As of March 31, 2001, all wells are in production.

Net Production revenue for the first three months was $1,064,632 which includes landowners royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

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

14-May-01

                         ATLAS AMERICA - PUBLIC #8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                                 BALANCE SHEET
                    As of March 31, 2001 & December 31, 2000

                                                                           MAR 31
                                                                            2001        December 31      Increase
                                                                         (unaudited)       2000         (Decrease)
                                                                        ------------------------------------------
ASSETS

CURRENT ASSETS

     Cash                                                               $     22,346    $     19,790    $   2,556
     Accounts receivable                                                     992,707         785,058      207,649
                                                                        ------------------------------------------
                TOTAL CURRENT ASSETS                                       1,015,053         804,848      210,205

     Oil and Gas drilling contracts/leases,net of accum. depl. & amort.   11,995,796      11,583,170      412,626
                                                                        ------------------------------------------
                TOTAL ASSETS                                            $ 13,010,849    $ 12,388,018    $ 622,831
                                                                        =========================================
LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable                                                   $     20,925    $     22,876    $  (1,951)
     Partners' Capital                                                    12,989,924      12,365,142      624,782
                                                                        ------------------------------------------
                TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $ 13,010,849    $ 12,388,018    $ 622,831
                                                                        =========================================

The notes to Financial Statements are an integral part of this statement.

                          ATLAS AMERICA - PUBLIC #8 LTD.
                        A PENNSYLVANIA LIMITED PARTNERSHIP
                         STATEMENT OF INCOME (Unaudited)
               For the three months ended March 31, 2001 and 2000

                                                                           Three Months Ended
                                                                                Mar 31,
                                                                     ---------------------------
REVENUE                                                                 2001              2000
-------                                                              ----------         --------
      Natural gas sales                                              $1,048,036         $138,894
      Interest                                                            4,695              -0-
                                                                     ----------         --------
           Total Revenue                                              1,052,731          138,894

EXPENSES
--------
     Well Operating Expense                                              55,329           15,029
     Depletion and depreciation of oil and gas wells and leases         157,318           83,776
     General and administrative fees                                     13,204            2,761

                                                                     ----------         --------
           Total Expenses                                               225,851          101,566
                                                                     ----------         --------

Net Earnings (Loss)                                                  $  826,880         $ 37,328
                                                                     ==========         ========

The notes to Financial Statements are an integral part of this statement.

                        ATLAS AMERICA - PUBLIC #8 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (Unaudited)
               For the three months ended March 31, 2001 and 2000

                                                                  Three Months Ended
                                                                        Mar 31,
                Increase (Decrease) in Cash                   --------------------------
                ---------------------------                      2001             2000
                                                              --------------------------
Cash flows from operating activities
     Net Earnings                                             $ 826,880        $  37,328
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
                Depletion and depreciation                      157,318           83,776
                (Increase) Decrease in accounts receivable     (207,649)        (123,865)
                Increase (Decrease) in accounts payable          (1,951)           2,761
                                                              ---------        ---------
Cash provided by operating activities                           774,598                0

Cash flows used in financing activities:
     Distributions to Partners                                 (772,042)               0
                                                              ---------        ---------
Net Increase in Cash                                              2,556                0

Cash at beginning of period                                      19,790                0
                                                              ---------        ---------
Cash at end of period                                           $22,346               $0
                                                              =========        =========

                    ATLAS AMERICA - PUBLIC #8 LTD.
                  A PENNSYLVANIA LIMITED PARTNERSHIP
         STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                   For the three months ended March 31, 2001

                                                         MANAGING
                                                         GENERAL          OTHER
                                                         PARTNER         PARTNERS          TOTAL
                                                        ----------      -----------     -----------
BALANCE AT JANUARY 1, 2001                              $2,153,794      $10,781,292     $12,935,086


Participation in revenue and expenses:

        Net Production Revenues                            287,885         $704,822         992,707
        Interest                                             1,362           $3,333           4,695
        Depletion and depreciation                         (45,622)       ($111,696)       (157,318)

        Other costs(G&A)                                    (3,829)         ($9,375)        (13,204)
                                                        ----------      -----------     -----------
Net Earnings                                               239,796          587,084         826,880

Cumulative effect of change in accounting principle              0                0               0

Distributions                                             (223,892)       ($548,150)       (772,042)
                                                        ----------      -----------     -----------
BALANCE AT MARCH 31, 2001                               $2,169,698      $10,820,226     $12,989,924
                                                        ==========      ===========     ===========

The notes to Financial Statements are an integral part of this statement.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                          ATLAS AMERICA PUBLIC # 8 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP


1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of March 31, 2001 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 2000 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         ATLAS AMERICA PUBLIC # 8 LTD.

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001

Natural gas sales revenue for the three months ended March 31, 2001 amounted to $1,048,036 based on gas production of 164,681 Mcf. The average sales price for gas production during this period was $6.36/Mcf.

FINANCIAL CONDITION

LIQUIDITY

The Partnership's working capital increased from $762,182 at December 31, 2000 to $971,782 at March 31, 2001. The increase is attributable to the unusually high winter natural gas prices.

CAPITAL RESOURCES

There were no new material commitments for capital expenditures during the period and the Partnership does not expect any in the foreseeable future.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 Atlas America Public # 9 Ltd.


By (Signature and Title:)                Atlas Resources, Inc.,
                                         Managing General Partner


By (Signature and Title:)                /s/ Frank Carolas
                                        Executive Vice President


Date:  May 14, 2001

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: (Signature and Title:)               /s/ Frank Carolas
                                        Executive Vice President


Date:  May 14, 2001


By: (Signature and Title:)               /s/ Louis Tierno, Jr.
                                         Corporate Controller


Date:  May 14, 2001