Form 10QSB
period 2001-06-30
ATLAS ENERGY FOR NINETIES PUBLIC NO 8 LTD
filed 2001-08-14
CIK 1088451

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Other than statements of historical facts, the statements included in this report and its exhibits address activities, events or developments that management anticipates will or may occur in the future. These forward-looking statements include such things as investment objectives, business strategy, estimated future capital expenditures, competitive strengths and goals, reference to future success, and other similar matters. These statements are based on certain assumptions and analyses made by management in light of our experience and perception of historical trends, current conditions and expected future developments. However, whether actual results will conform with these expectations is subject to a number of risks and uncertainties, many of which are beyond our control, including general economic market or business conditions, changes in laws or regulations, uncertainties concerning the price of oil and gas, and other risks. Thus, all of the forward-looking statements made in this report and its exhibits are qualified by these cautionary statements. There can be no assurance that actual results will conform with our expectations.

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #8 Ltd. (the "Partnership") for the period January 1, 2001 to June 30, 2001.

Item 2.  Description of Business

The Partnership has spudded 54.66 net wells to the Clinton/Medina formation in Mercer, Lawrence, Warren and Venango Counties, Pennsylvania and Trumbull County in Ohio. As of June 30, 2001, all wells are in production.

Revenues for the first six months were $1,677,018. Expenses for this same period were $671,511. Included in these expenses were $75.00 per month per producing well for management fees and $275.00 per month per producing well for operating fees charged by the managing partner.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional funds will be required.

Although management does not anticipate the need for additional funding, if the need arises the Partnership will obtain the funding from production revenues or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

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

                ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                     (A PENNSYLVANIA LIMITED PARTNERSHIP)
                                BALANCE SHEET
                  AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


                                                               JUNE 30       DECEMBER 31
                                                                2001            2000
                                                             (unaudited)
                                                            ----------------------------
ASSETS

CURRENT ASSETS

     Cash                                                   $   213,532      $    19,790
     Accounts receivable - affiliate                            486,977          785,058
                                                            ----------------------------

  TOTAL CURRENT ASSETS                                          700,509          804,848

     Oil and Gas wells, drilling contracts, and leases       12,573,824       12,573,810
       Less accumulated depletion and depreciation           (1,542,513)        (990,640)
                                                            ----------------------------
                                                             11,031,311       11,583,170

  TOTAL ASSETS                                              $11,731,820      $12,388,018
                                                            ============================


LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable - affiliate                           $    12,000      $    11,768
     Accrued liabilities                                         11,108           11,108
                                                            ----------------------------

  TOTAL CURRENT LIABILITIES                                      23,108           22,876

     PARTNERS' CAPITAL
       Managing General Partner                               1,488,363        1,583,850
       Limited Partners (1,110.98 units)                     10,220,349       10,781,292
                                                            ----------------------------
                                                             11,708,712       12,365,142
                                                            ----------------------------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $11,731,820      $12,388,018
                                                            ============================


                ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                     (A PENNSYLVANIA LIMITED PARTNERSHIP)
                       STATEMENT OF INCOME (Unaudited)
          FOR THE SIX AND THREE  MONTHS ENDED JUNE 30, 2001 and 2000


                                                Six Months Ended                  Three Months Ended
                                              JUNE 30       JUNE 30             JUNE 30        JUNE 30
                                               2001           2000                2001           2000
                                            -------------------------           -----------------------
REVENUES

     Natural gas and oil sales              $1,668,439       $769,316           $620,403       $630,422
     Interest income                             8,579         19,994              3,884         19,994
                                            -------------------------           -----------------------

  TOTAL REVENUE                              1,677,018        789,310            624,287        650,416

EXPENSES

     Well Operating Expense                     95,498         77,592             40,169         62,563
     Depletion and depreciation of oil and
       gas wells and leases                    551,873        426,285            394,555        342,509
     Management fees                            24,140         29,526             10,936         26,764
     Other                                         -              417                -              417
                                            -------------------------           -----------------------

  TOTAL EXPENSES                               671,511        533,820            445,660        432,253
                                            -------------------------           -----------------------
NET EARNINGS                                $1,005,507       $255,490           $178,627       $218,163
                                            =========================           =======================


ALLOCATION OF EARNINGS:

  Managing General Partner                  $  386,475       $ 58,432           $146,679       $ 51,437
                                            =========================           =======================

  Limited Partners                          $  619,032       $197,058           $ 31,948       $166,726
                                            =========================           =======================

     Net earnings per limited partnership
       interest                             $   557.19       $ 177.37           $  28.76       $ 150.07
                                            =========================           =======================


                ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                     (A PENNSYLVANIA LIMITED PARTNERSHIP)
                     STATEMENT OF CASH FLOWS (Unaudited)
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                             JUNE 30         JUNE 30
                                                               2001            2000
                                                           --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Earnings                                            $ 1,005,507      $ 255,490
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depletion and depreciation                             551,873        426,285
        (Increase)/Decrease in accounts receivable             298,081       (567,859)
        Increase/(Decrease) in account payable and
        accrued liabilities                                        232         13,866
                                                           --------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                        1,855,693        127,782

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Oil and gas wells drilling contracts, and leases                (14)           -

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Distributions to Partners                                (1,661,937)      (121,104)
                                                           --------------------------

NET INCREASE IN CASH                                           193,742          6,678

CASH AT BEGINNING OF PERIOD                                     19,790            -
                                                           --------------------------
CASH AT END OF PERIOD                                      $   213,532      $   6,678
                                                           ==========================


                ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                     (A PENNSYLVANIA LIMITED PARTNERSHIP)
            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                              MANAGING
                                              GENERAL          LIMITED
                                              PARTNER          PARTNERS           TOTAL
                                            ----------------------------------------------
BALANCE AT JANUARY 1, 2001                  $1,583,850       $10,781,292       $12,365,142

Participation in revenue and expense
   Net Production Revenues                     483,847         1,184,592         1,668,439
   Interest Income                               2,488             6,091             8,579
   Well Operating Costs                        (27,694)          (67,804)          (95,498)
   Depletion and Depreciation                  (65,165)         (486,708)         (551,873)
   Management fees                              (7,001)          (17,139)          (24,140)
                                            ----------------------------------------------

Net Earnings                                   386,475           619,032         1,005,507

Distributions                                 (481,962)       (1,179,975)       (1,661,937)
                                            ----------------------------------------------
BALANCE AT JUNE 30, 2001                    $1,488,363       $10,220,349       $11,708,712
                                            ==============================================


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  Atlas-Energy for the Nineties-Public #8 Ltd.
                       A PENNSYLVANIA LIMITED PARTNERSHIP




1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of June 30, 2001 and for the six and three Months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 2000 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.




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

RESULTS OF OPERATIONS

                          THREE MONTHS ENDED JUNE 30, 2001

Revenues

Natural gas and oil sales revenue for the three months ended June 30, 2001 declined by $10,019 (2%) while production declined 79,115 mcfs (32%). The production decline for the quarter reflects the flush production received in the quarter ended June 30, 2000 as compared to the current quarter. The revenue received this year was $620,403 based on gas production of 165,534 Mcf. The average sales price for gas production during this period was $3.75 per Mcf compared to June 30, 2000 of $2.82 per Mcf.

Expenses

Well operating expenses for the three months ended June 30, 2001 decreased by $22,394 (36%). Well Operating Expense was $40,169 for the quarter ended June 30, 2001 as compared to $62,563 in the same quarter last year.

Depletion and depreciation for the three months ended June 30, 2001 increased by $52,046 (15%). Depletion and Depreciation in the quarter was $394,555 compared to $342,509 last year.

Net Earnings declined by $39,536 (18%) principally because of the decrease in production and the increase in depletion and depreciation.

                          SIX MONTHS ENDED JUNE 30, 2001

Revenues

Natural gas and oil sales revenue for the six months ended June 30, 2001 increased by $899,123 (117%) while production increased 84,258 Mcf (28%). The production increase for the six months reflects that the wells drilled last year were producing for the entire six months as compared to the six months ended June 30, 2000 where the wells were being placed on line during the six months. The revenue received this year was $1,668,439 based on gas production of 388,747 Mcf. The average sales price for gas production during this six month period was $4.29 per Mcf compared to June 30, 2000 of $2.87 per Mcf.

Expenses

Well operating expenses for the six months ended June 30, 2001 increased by $17,906 (23%). This increase in expense reflects that the wells were producing for the full six months where last year the wells were being placed on line during the comparable period. Well Operating Expense was $95,498 for the six months ended June 30, 2001 as compared to $77,592 in the same comparable period of 2000.

Depletion and depreciation for the six months ended June 30, 2001 increased by $125,588 (29%). Depletion and Depreciation in the period ended June 30, 2001 was $551,873 compared to $426,285 for the six months end June 30, 2000.

Net Earnings increased by $750,017 (294%) principally because the wells were producing the entire period as compared to last year where they were being put into production.

FINANCIAL CONDITION

LIQUIDITY

Working capital decreased to $104,571 (13%) in the six months ended June
30, 2001. Management believes that the partnership procedures will cause the partnership to have an adequate working capital for the near future. The working capital on June 30, 2001 was $677,401 compared to $781,972 at December 31, 2000.

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


Date:  August 14, 2001

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title:)               /s/ Frank Carolas
                                         Executive Vice President

Date:  August 14, 2001

By: (Signature and Title:)               /s/ Louis Tierno, Jr.
                                         Corporate Controller

Date:  August 14, 2001