Form 10QSB
period 2001-09-30
ATLAS ENERGY FOR NINETIES PUBLIC NO 8 LTD
filed 2001-11-14
CIK 1088451

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001

            [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________ to ____________

                         Commission file number 333-61167

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

Transitional Small Business Disclosure Format (check one):
Yes     No  X

FORWARD-LOOKING STATEMENT AND ASSOCIATED RISK

Other than statements of historical facts, the statements included in this report and its exhibits address activities, events or developments that management anticipates will or may occur in the future. These forward-looking statements include such things as investment objectives, business strategy, estimated future capital expenditures, competitive strengths and goals, reference to future success, and other similar matters. These statements are based on certain assumptions and analyses made by management in light of our experience and perception of historical trends, current conditions and expected future developments. However, whether actual results will conform with these expectations is subject to a number of risks and uncertainties, many of which are beyond our control, including general economic market or business conditions, changes in laws or regulations, uncertainties concerning the price of oil and gas, and other risks. Thus, these cautionary statements qualify all of the forward-looking statements made in this report and its exhibits. There can be no assurance that actual results will conform to our expectations.

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #8 Ltd. (the "Partnership") for the period January 1, 2001, to September 30, 2001.

Item 2.  Description of Business

The Partnership was formed as a Pennsylvania limited partnership on June 11, 1999, with Atlas Resources, Inc. ("Atlas") as it's managing partner. Atlas Resources, Inc. of Pittsburgh, Pennsylvania, is a wholly owned subsidiary of Atlas America, Inc., which is a wholly owned subsidiary of Resource America, Inc. The initial closing was on December 3, 1999, and the final closing was on December 31, 1999, when the partnership was funded with total cash contributed of $11,088,975 from 380 investors.

The Partnership began drilling activities on the initial closing date. Funds were prepaid to Atlas to act as operator and general drilling contractor under the drilling and operating agreement. At final closing an amount equal to $11,088,975 was prepaid to Atlas. All the wells contracted for were drilled in 2000.

The purpose for which the partnership was formed is the exploration and production of natural gas and oil in the Appalachian Basin. The intent was to drill relatively low risk wells and produce the wells to their fruition. The Partnership contracted and drilled 54.66 net wells to the Clinton/Medina formation in Pennsylvania and Ohio. As of September 30, 2001, 58 gross wells are in production, which constitutes all the contracted wells.

As the wells produce the ongoing operating and maintenance fees of $275 per operating well will be deducted from the revenue produced from the wells. This fee will be charged by Atlas to cover the normal recurring operating expenses for producing the well. All third party costs such as brine hauling will be charged as incurred by each well. The netted revenue over the operating fees and third party costs will be distributed each quarter. The partnership has made 5 quarterly distributions for a total of $3,627,994 since the partnership was formed. The partnership does not intend to drill any additional wells.

Marketing of the natural gas and oil is the responsibility of Atlas. In each geographic area the volume sold is divided by the amount received and an average price is then distributed to each affiliate of Atlas based on the volume produced. The New York Mercantile Exchange (NYMEX) natural gas futures pricing influence the price of natural gas. Contracts to sell the partnership's gas are based on the exchange price plus or minus basis points. Atlas contracts vary in length, price, and deliverability. A combination of fixed prices, variable to NYMEX, and spot market prices are all averaged to achieve the price received by the partnership.

The partnership does not have any employees but does pay the managing partner a fee of $75.00 per operating well to provide administrative services such as governmental filings and bookkeeping.

Management does not anticipate the need for additional funding, based on the above procedures for handling the revenue however, if the need arises the Partnership will seek to obtain the funding from production revenues or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

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

              ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                  (A PENNSYLVANIA LIMITED PARTNERSHIP)
                             BALANCE SHEET
             AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        2001             2000
                                                                    (unaudited)
                                                                    -------------     -------------
ASSETS

CURRENT ASSETS
           Cash                                                      $     32,197      $     19,790
           Accounts receivable - affiliate                                462,699           785,058
                                                                    -------------     -------------

                                                                          494,896           804,848

PROPERTY AND EQUIPMENT
           Oil and Gas wells                                           12,573,810        12,573,810
              Less accumulated depletion                               (1,607,995)         (990,640)
                                                                    -------------     -------------

                                                                       10,965,815        11,583,170
                                                                    -------------     -------------
TOTAL ASSETS                                                         $ 11,460,711      $ 12,388,018
                                                                    =============     =============


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
           Accounts payable - affiliate                                  $ 79,201          $ 22,876

PARTNERS' CAPITAL
           Managing general partner                                     1,404,734         1,583,850
           Limited partners (1,110.98 units)                            9,976,776        10,781,292
                                                                    -------------     -------------

                                                                       11,381,510        12,365,142
                                                                    -------------     -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $ 11,460,711      $ 12,388,018
                                                                    =============     =============

          ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
               (A PENNSYLVANIA LIMITED PARTNERSHIP)
                 STATEMENT OF INCOME (Unaudited)
     FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                                            NINE MONTHS ENDED                         THREE MONTHS ENDED
                                                              SEPTEMBER 30,                              SEPTEMBER 30,
                                                         2001                2000                   2001                 2000
                                                     ------------        ------------            ------------        ------------
REVENUES
      Natural gas sales                               $ 2,151,641         $ 1,640,559               $ 494,002           $ 871,243
      Oil sales                                            10,978                   -                     178                   -
      Interest income                                      10,064              19,263                   1,485                (731)
                                                     ------------        ------------            ------------        ------------

TOTAL REVENUE                                           2,172,683           1,659,822                 495,665             870,512

EXPENSES
      Well operating expense                              300,055             156,788                 204,557              79,196
      Depletion of oil and gas wells                      617,355             822,247                  65,482             395,962
      Management fees and other                            53,055              42,734                  28,915              12,792
                                                     ------------        ------------            ------------        ------------

TOTAL EXPENSES                                            970,465           1,021,769                 298,954             487,950
                                                     ------------        ------------            ------------        ------------
NET EARNINGS                                          $ 1,202,218         $   638,053               $ 196,711         $   382,562
                                                     ============        ============            ============        ============


ALLOCATION OF EARNINGS:

      Managing general partner                        $   454,780         $   169,375               $  68,305           $ 110,942
                                                     ============        ============            ============        ============

      Limited partners                                $   747,438         $   468,678               $ 128,406           $ 271,620
                                                     ============        ============            ============        ============

      Net earnings per limited partnership
         interest                                     $    672.77         $    421.86               $  115.58           $  244.49
                                                     ============        ============            ============        ============

          ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
              (A PENNSYLVANIA LIMITED PARTNERSHIP)
              STATEMENT OF CASH FLOWS (Unaudited)
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   2001                 2000
                                                                               ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Earnings                                                            $  1,202,218          $  638,053
       Adjustments to reconcile net earnings to net cash
         provided by operating activities:
             Depletion of oil and gas wells                                         617,355             822,247
             (Increase) / Decrease in accounts receivable                           322,359            (792,015)
             Increase / (Decrease) in account payable and
             accrued liabilities                                                     56,325               8,425
                                                                               ------------         -----------

CASH PROVIDED BY OPERATING ACTIVITIES                                             2,198,257             676,710

CASH FLOWS USED IN INVESTING ACTIVITIES:                                                  -                   -

CASH FLOWS USED IN FINANCING ACTIVITIES:
       Distributions to Partners                                                 (2,185,850)           (662,198)
                                                                               ------------         -----------

NET INCREASE IN CASH                                                                 12,407              14,512

CASH AT BEGINNING OF PERIOD                                                          19,790                   -
                                                                               ------------         -----------

CASH AT END OF PERIOD                                                          $     32,197          $   14,512
                                                                               ============         ===========

           ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                (A PENNSYLVANIA LIMITED PARTNERSHIP)
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                      MANAGING
                                                       GENERAL              OTHER
                                                       PARTNER             PARTNERS             TOTAL
                                                     ------------        -------------      -------------
BALANCE AT JANUARY 1,2001                             $ 1,583,850         $ 10,781,292       $ 12,365,142

      Participation in revenue and expense
           Natural gas sales                              623,976            1,527,665          2,151,641
           Oil sales                                        3,184                7,794             10,978
           Interest income                                  2,919                7,145             10,064
           Well operating expense                         (87,016)            (213,039)          (300,055)
           Depletion of oil and gas wells                 (72,897)            (544,458)          (617,355)
           Management fees and other                      (15,386)             (37,669)           (53,055)
                                                     ------------        -------------      -------------
      Net earnings                                        454,780              747,438          1,202,218

      Distributions                                      (633,896)          (1,551,954)        (2,185,850)
                                                     ------------        -------------      -------------
BALANCE AT SEPTEMBER 30,2001                          $ 1,404,734         $  9,976,776       $ 11,381,510
                                                     ============        =============      =============

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             Atlas-Energy for the Nineties-Public #8 Ltd.
                 A PENNSYLVANIA LIMITED PARTNERSHIP



1.       INTERIM FINANCIAL STATEMENTS

         These financial statements as of September 30, 2001 and for the nine and three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not be misleading. These financial statements should be read in conjunction with the audited December 31, 2000 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The Partnership uses the successful efforts method of accounting for oil and gas activities. Costs to acquire mineral interests in oil and gas properties and drill and equip wells are capitalized. Oil and gas properties are periodically assessed and when unamortized costs exceed expected future net cash flows, a loss is recognized by a charge to income. During the period ended September 30, 2001, no loss was charged to income by way of an assessment of unamortized costs.

         Capitalized costs of wells and leases are depleted by the units of production method. For tax purposes these same costs are depleted and depreciated using the MACRS method of depreciation.

3.       PAYMENTS TO AFFILIATES

         Payments to Atlas Resources for management fees under the operating and management agreement were:


               Operating expenses                  $220,000
               Management Fees                      $31,148


               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Atlas-Energy for the Nineties-Public #8 Ltd.

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

                          THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Natural gas and oil sales revenue for the three months ended September 30, 2001, decreased by $377,063 (43%) over the comparable quarter ended September 30, 2000. Gas sales made up 99.96% of the total gas and oil sales for these three months.

Gas production declined by 181,096 Mcfs (64%) compared to the quarter ended September 30, 2000. The gas production decline for the quarter reflects the normal decline curve where the first production, otherwise referred to as flush production, from wells is substantially higher than a well that has produced for a year. This production decline was compounded by the slower summer takes that occurred. Gas production for the three months was 101,734 Mcfs compared to 282,830 Mcfs for the same period a year ago. Revenues also declined for the sale of natural gas from $871,243 to $494,002 a difference of $377,241 (43%). The average sales price for gas production for the three months ended September 30, 2001, was $4.86 per Mcf compared to $3.08 per Mcf on September 30, 2000. This increase in the average price accounts for the lesser dollar percentage decrease of 43% as compared to a production decrease of 64%. Management believes that the production decline will continue but at a lesser rate in future quarters. Revenues are expected to decline in the final quarter due to the anticipated decline in price driven by the current price on NYMEX futures, the uncertainty of the economy, and current events in the world.

Expenses

Well operating expenses were $204,557 for the three months ended September 30, 2001. This was an increase of $125,361 (158%)in expenses over the comparable quarter of 2000. There were substantial third party charges in this quarter as compared to the previous year and there were more producing wells in this years quarter then in the previous years quarter.

Depletion of oil and gas wells for the three months ended September 30, 2001, decreased by $330,480 (83%). Depletion of oil and gas wells in the quarter was $65,482 compared to $395,962 last year. This expense is a function of the amount of production produced from the producing wells. An increase in production will increase DD&A in the same year while a decrease in production will do the opposite. Revenues do not have a direct bearing on this expense category.

Management fees and other are based on the number of wells put into production. The increased number of wells in production and the length of time the wells were in production accounts for the increase of $16,123 (126%)in this account as compared to last year.

                NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Natural gas and oil sales revenue for the nine months ended September 30, 2001, increased by $522,060 (32%) over the comparable period ending September 30, 2000. Gas sales made up 99.5% of the total gas and oil sales for the nine-month period.

Gas production declined by 155,370 Mcfs (26%) compared to the nine months ended September 30, 2000. The gas production decline for the nine months reflects the normal decline curve of this type of natural gas production. Gas production for the nine months was 431,949 Mcfs compared to 587,319 Mcfs for the same period a year ago. The average sales price for gas production for the nine months ended September 30, 2001, was $4.98 per Mcf compared to $2.79 per Mcf on September 30, 2000. This increase in the average price of natural gas offset the decrease in production of natural gas and netted a positive variance in sales. Management believes that the production decline will continue but at a lesser rate in future periods. Management also believes that revenues will reflect an increase for the year due to the prices received in the nine months of the year. Prices for natural gas have been historically higher in the final quarter of the year as compared with the two preceding quarters however, this year with the current events, the current prices that is offered on NYMEX, we feel that the average price for the last quarter will be lower then the current quarter.

The average oil prices for the nine months ended September 30,2001, were $22.52 on volume of 487 Bbls of oil. Oil sales were $10,978 compared to no sales in the previous years nine-month period.

Expenses

Well operating expense was $300,055 for the nine months ended September 30, 2001. This was an increase of $143,267 (91%)in expense over the comparable nine months of 2000. There were substantial third party charges that were normal for the period such as water hauling and transportation. The increase in expense was caused by the total amount of wells that were in production as compared to the amount of wells producing last year in the same period.

Depletion on oil and gas wells for the nine months ended September 30, 2001, decreased by $204,892 (25%). Depletion on oil and gas wells in the period ended September 30, 2001, was $617,355 compared to $822,247 for the nine months ended September 30, 2000. This expense is a function of the amount of oil and produced. An increase in production will increase DD&A in the same year while a decrease in production will do the opposite. Revenues do not have a direct bearing on this expense category. Presently for every Mcf produced $1.42 in depletion expense is recorded while last year this rate was $1.40. At this time the company does not anticipate a decline in the estimated reserves.

Management fees and other are based on the number of wells put into production. The increased number of wells in production and the length of time the wells were in production accounts for the increase of $10,321 (24%)in this account as compared to last year.

FINANCIAL CONDITION

LIQUIDITY

Working capital decreased $366,277 (47%) in the nine months ended September 30, 2001. Management believes that the partnership procedure of netting revenue and expenses while distributing the remainder will cause the partnership to have adequate working capital for the near future. The working capital on September 30, 2001, was $415,695 compared to $781,972 at December 31, 2000.

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


Date:  November 14, 2001

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title:)               /s/ Frank Carolas
                                        Executive Vice President

Date:  November 14, 2001

By: (Signature and Title:)               /s/ Louis Tierno, Jr.
                                         Corporate Controller

Date:  November 14, 2001