Form 10QSB
period 2002-03-31
ATLAS ENERGY FOR NINETIES PUBLIC NO 8 LTD
filed 2002-05-15
CIK 1088451

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

[X]               QUARTERLY REPORT PURSUANT 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _______ to _______

                        Commission file number 333-82389

                  Atlas-Energy for the Nineties-Public #8 Ltd.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


             Pennsylvania                                    25-1836294
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

           311 Rouser Road
          Moon Township, PA                                     15108
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip code)

Issuer's telephone number, including area code:  (412) 262-2830

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB


PART I.       FINANCIAL INFORMATION PAGE

Item 1.       Financial Statements

              Balance Sheets as of March 31, 2002 (Unaudited)
                and December 31, 2001...............................................................................      3

              Statements of Operations for the Three Months Ended March 31, 2002 and
                March 31, 2001 (Unaudited)..........................................................................      4

              Statement of Partners' Capital Accounts for the Three Months Ended March 31, 2002 (Unaudited).........      5

              Statements of Cash Flows for the Three Months Ended March 31, 2002 and
                March 31, 2001 (Unaudited)..........................................................................      6

              Notes to Financial Statements (Unaudited).............................................................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................      9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................     11

PART II.      OTHER INFORMATION

Item 4.       Exhibits and Reports on Form 8-K......................................................................     12

SIGNATURES    ......................................................................................................     13

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS


                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001


                                                                                       March 31, 2002
                                                                                        (Unaudited)    December 31, 2001
                                                                                      ---------------  -----------------
ASSETS
Cash.............................................................................      $       67,700    $      19,700
Accounts receivable - affiliate..................................................             250,900          334,900
Unrealized hedging gains.........................................................                  --           17,900

Oil and gas wells and properties (successful efforts)............................          12,573,800       12,573,800
Less accumulated depletion and depreciation......................................          (5,693,200)      (5,477,500)
                                                                                       --------------    -------------
                                                                                            6,880,600        7,096,300
                                                                                       --------------    -------------
                                                                                       $    7,199,200    $   7,468,800
                                                                                       ==============    =============



LIABILITIES AND PARTNERS' CAPITAL
Accounts payable - affiliate.....................................................      $      198,300    $     198,300
Unrealized hedging losses........................................................              29,800               --

Partners' capital:
   Managing General Partner......................................................             836,000          872,000
   Limited Partners (1,111 units)................................................           6,164,900        6,380,600
   Accumulated other comprehensive income (loss).................................             (29,800)          17,900
                                                                                       ---------------   -------------
                                                                                            6,971,100        7,270,500
                                                                                       --------------    -------------
                                                                                       $    7,199,200    $   7,468,800
                                                                                       ==============    =============

   The accompanying notes are an integral part of these financial statements



                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF OPERATIONS (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                            2002              2001
                                                                                            ----              ----
REVENUES
Natural gas and oil..............................................................      $      332,800    $   1,095,500
Interest income..................................................................                 300            4,700
                                                                                       --------------    -------------
                                                                                              333,100        1,100,200
                                                                                       --------------    -------------

COSTS AND EXPENSES
Production expenses..............................................................              81,900          104,000
Depletion and depreciation of oil and gas properties.............................             215,700          157,300
General and administrative expenses..............................................              19,700           12,000
                                                                                       --------------    -------------
                                                                                              317,300          273,300
                                                                                       --------------    -------------

Net earnings.....................................................................      $       15,800    $     826,900
                                                                                       ==============    =============


Allocation of net earnings:

   Managing General Partner......................................................      $       41,600    $     239,800
                                                                                       ==============    =============

   Limited Partners..............................................................      $      (25,800)   $     587,100
                                                                                       ===============   =============

      Net earnings (loss) per limited partnership interest.......................      $          (23)   $         528
                                                                                       ===============   =============


   The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                      FOR THREE MONTHS ENDED MARCH 31, 2002


                                                                                             Accumulated
                                                               Managing                         Other
                                                                General         Limited     Comprehensive
                                                                Partner        Partners     Income (Loss)        Total
                                                             -------------   ------------- --------------- -------------
Balance at January 1, 2002................................. $      872,000   $   6,380,600   $    17,900   $   7,270,500

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................         72,700         178,200            --         250,900
     Interest income.......................................            100             200            --             300
     Depletion and depreciation............................        (25,500)       (190,200)           --        (215,700)
     General and administrative............................         (5,700)        (14,000)           --         (19,700)
                                                            --------------   -------------   -----------   -------------
        Net earnings.......................................         41,600         (25,800)           --          15,800
   Change in fair value of cash flow hedges................             --              --       (47,700)        (47,800)
                                                                                                           --------------
     Comprehensive income (loss)...........................                                                      (32,000)
     Distributions to partners.............................        (77,600)       (189,900)           --        (267,500)
                                                            --------------   -------------   -----------   -------------
Balance at March 31, 2002.................................. $      836,000   $   6,164,900   $   (29,800)  $   6,971,100
                                                            ==============   =============   ============  =============

   The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF CASH FLOWS (Unaudited)
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                            2002              2001
                                                                                            ----              ----
Cash flows from operating activities:
Net earnings.........................................................................  $       15,800    $     826,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depletion and depreciation:.......................................................         215,700          157,300
   (Increase) decrease in accounts receivable - affiliate............................          84,000         (207,700)
   (Decrease) in accounts payable and accrued liabilities............................              --           (1,900)
                                                                                       --------------    -------------

Net cash provided by operating activities............................................         315,500          774,600


Cash flows from financing activities:
Distributions to partners............................................................        (267,500)        (772,000)
                                                                                       --------------    -------------

Net cash used in financing activities................................................        (267,500)        (772,000)
                                                                                       --------------    -------------
Net increase in cash.................................................................          48,000            2,600
                                                                                       --------------    -------------

Cash at beginning of period..........................................................          19,700           19,800
                                                                                       --------------    -------------

Cash at end of period................................................................  $       67,700    $      22,400
                                                                                       ==============    =============


   The accompanying notes are an integral part of these financial statements

                ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas-Energy for The Nineties - Public #8 Ltd. (the Partnership) for the three months ended March 31, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the calendar year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 may not necessarily be indicative of the results of operations for the full calendar year ending December 31, 2002.

         Certain reclassifications have been made to the financial statements for the three months ended March 31, 2001 to conform with the three months ended March 31, 2002.

NOTE 2 - NEW ACCOUNTING STANDARD

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, " Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

NOTE 3 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in the three months ended March 31, 2002 and 2001 were $12,000 and $12,000, respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2002 and 2001 were $36,500 and $36,000, respectively.

         o        Transportation fees paid to Atlas of $.29 per mcf.
                  Transportation costs incurred for the three months ended March 31, 2002 and 2001 were $21,300 and $47,500, respectively.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

                ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (Unaudited) - (Continued)
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 4 - HEDGING ACTIVITIES

         Atlas enters into natural gas futures and option contracts to hedge the Partnership's exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counter parties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Although hedging provides Atlas and its affiliates, including the Partnership, some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument. Atlas does not hold derivative instruments for trading purposes.

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

         At March 31, 2002, Atlas had natural gas futures and option contracts covering approximately 70,000 dekatherms ("Dth") of the Partnership's gas production maturing April 2002 through September 2003 at a combined average price of $3.23 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was $29,800 at March 31, 2002. The unrealized loss of $29,800 at March 31, 2002 has been recorded as a liability on the Partnership's 2002 Balance Sheet and in partners' capital as accumulated other comprehensive income. As of March 31, 2002, $18,800 of the unrealized loss is expected to be reclassified to earnings during the next 12 months. The Partnership recognized no losses on settled contracts covering natural gas production for the three months ended March 31, 2002 and 2001. The Partnership recognized no gains or losses during the three months ended March 31, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivates' intrinsic value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (UNAUDITED)

Forward-Looking Statements

         WHEN USED IN THIS FORM 10-QSB, THE WORDS "BELIEVES" "ANTICIPATES" "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF THIS REPORT. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

Results of Operations

         The following table set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

                                                                                              Three Months Ended
                                                                                      ---------------------------------
                                                                                      March 31, 2002     March 31, 2001
                                                                                      --------------     --------------
Revenues (in thousands):
   Gas..................................................................................  $     333          $  1,096
   Oil..................................................................................  $      --          $     --
Production volumes:
   Gas (thousands of cubic feet (mcf)/day)..............................................      1,072             1,820
   Oil (barrels (bbls)/day).............................................................         --                --
Average sales price:
   Gas (per mcf)........................................................................  $    3.45          $   6.69
   Oil (per bbl)........................................................................  $      --          $     --
Production costs:
   As a percent of sales................................................................         25%                9%
   Per equivalent mcf...................................................................  $     .85          $    .64

         Net Earnings. During the three months ended March 31, 2002, we had net earnings of $15,800 as compared with net earnings for the three months ended March 31, 2001 of $826,900.

         Revenues. Our natural gas revenues were $332,800 for the three months ended March 31, 2002, a decrease of $762,700 from $1,095,500 for the three months ended March 31, 2001 due to a 48% ($530,700) decrease in the average sales price of natural gas and a 41% ($232,000) decrease in production volumes.

         The decrease in gas production volumes results primarily from the normal decline inherent in the life of a well. The impact of the lower gas production was further impacted by a decrease in natural gas prices, which decreased by $3.24 per Mcf to $3.45 per Mcf in 2002. Our revenues from our natural gas sales will be affected by changes in natural gas prices which are driven by market conditions.

         Expenses. Production expenses for the three months ended March 31, 2002 amounted to $81,900 compared to $104,000 for the three months ended March 31, 2001, a decrease of $22,100 (21%). This decrease is attributable to a decrease in transportation expenses due to the lower production volumes.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 65% in the three months ended March 31, 2002 compared to 14% for the three months ended March 31, 2001. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

         Liquidity and Capital Resources. At March 31, 2002 we had working capital of $120,300 a decrease of $36,000 from $156,300 at December 31, 2001. Cash increased $48,000 from December 31, 2001.

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

         Recent Accounting Pronouncement. In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, " Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in interest rates and oil and gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than trading.

         Commodity Price Risk. Our major market risk exposure in commodities is the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to U.S. natural gas production. Pricing for oil and gas production has been volatile and unpredictable for many years. We periodically enter into financial hedging transactions with respect to a portion of our projected gas production. These financial hedging transactions are intended to reduce the impact of oil and gas price fluctuations. Realized gains and losses from the settlement of these hedges are recognized in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when the commodity is delivered. We do not hold or issue derivative instruments for trading purposes.

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138). As of March 31, 2002, we had gas hedges in place covering 70,000 dekatherm maturing through September 2003. The fair value of these hedges is a $29,000 liability at March 31, 2002 and is included on our balance sheet and represents the estimated amount that would have been realized had the hedges been terminated on that date. As these contracts qualify and have been designated as cash flow hedges, gains and losses on them resulting from market price changes are determined monthly and reflected in accumulated other comprehensive income until the month in which the hedged production is sold. At that time, the amount included in accumulated other comprehensive income related to the sold production is closed to production revenues. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on NYMEX.

                                    PART III

ITEM 8.  EXHIBITS AND REPORTS ON FORM 8-K

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


Atlas-Energy for the Nineties-Public #8 Ltd.

By:  (Signature and Title):          Atlas Resources, Inc., Managing General Partner

By   (Signature and Title):
                                    ---------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
                                    Officer and President


Date:  May 15, 2002

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  (Signature and Title):
                                    ---------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
                                    Officer and President

Date:  May 15, 2002



By  (Signature and Title):
                                    ------------------------------------------------------------------
                                    Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
                                    Accounting Officer
Date:  May 15, 2002


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