Form 10QSB
period 2002-06-30
ATLAS ENERGY FOR NINETIES PUBLIC NO 8 LTD
filed 2002-08-14
CIK 1088451

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2002

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
                                  ON FORM 10QSB


PART I.      FINANCIAL INFORMATION                                                                                      PAGE
Item 1.      Financial Statements

             Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001.................................       3

             Statements of Operations for the Three Months and Six Months Ended
               June 30, 2002 and 2001 (Unaudited)..................................................................      4

             Statement of Partners' Capital Accounts for the Six Months Ended June 30, 2002 (Unaudited)............      5

             Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)..................      6

             Notes to Financial Statements (Unaudited).............................................................      7

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...........................................................................     10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................................     12

PART II.     OTHER INFORMATION

Item 4.      Exhibits and Reports on Form 8-K......................................................................     13

SIGNATURES    ......................................................................................................    14

EXHIBIT INDEX ......................................................................................................    15

CERTIFICATIONS......................................................................................................    16

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS


                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                                          June 30,        December 31,
                                                                                       ---------------   -------------
                                                                                            2002              2001
                                                                                       ---------------   -------------
                                                                                         (Unaudited)
ASSETS
Cash.............................................................................      $       62,700    $      19,700
Accounts receivable - affiliate..................................................             190,600          334,900
Unrealized hedging gains.........................................................                   -           17,900

Oil and gas wells and properties (successful efforts)............................          12,573,800       12,573,800
Less accumulated depletion and depreciation......................................          (5,850,800)      (5,477,500)
                                                                                       ---------------   -------------
                                                                                            6,723,000        7,096,300
                                                                                       --------------    -------------
                                                                                       $    6,976,300    $   7,468,800
                                                                                       ==============    =============



LIABILITIES AND PARTNERS' CAPITAL
Accounts payable - affiliate.....................................................      $      198,300    $     198,300
Unrealized hedging losses........................................................              14,000                -

Partners' capital:
   Managing General Partner......................................................             803,700          872,000
   Limited Partners (1,111 units)................................................           5,974,300        6,380,600
   Accumulated other comprehensive income (loss).................................             (14,000)          17,900
                                                                                       ---------------   -------------
                                                                                            6,764,000        7,270,500
                                                                                       --------------    -------------
                                                                                       $    6,976,300    $   7,468,800
                                                                                       ==============    =============


    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF OPERATIONS (Unaudited)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                        Three Months Ended            Six Months Ended
                                                                              June 30,                    June 30,
                                                                      ------------------------    -----------------------
                                                                          2002        2001            2002         2001
                                                                      ----------   -----------    -----------  ----------
REVENUES:
Natural gas and oil.................................................  $  237,600    $  668,400    $   570,400  $1,763,900
Interest income.....................................................         500         3,900            800       8,600
                                                                      ----------    ----------    -----------  ----------
                                                                         238,100       672,300        571,200   1,772,500
                                                                      ----------    ----------    -----------  ----------

COSTS AND EXPENSES:
Production expenses.................................................      72,400        87,000        154,300     191,000
Depletion and depreciation of oil and gas properties................     157,600       394,600        373,300     551,900
General and administrative expenses.................................      18,100        12,100         37,800      24,100
                                                                      ----------    ----------    -----------  ----------
                                                                         248,100       493,700        565,400     767,000
                                                                      ----------    ----------    -----------  ----------
Net earnings (loss).................................................  $  (10,000)   $  178,600    $     5,800  $1,005,500
                                                                      ===========   ==========    ===========  ==========



ALLOCATION OF NET EARNINGS (LOSS):

   Managing General Partner.........................................  $   23,800    $  146,700    $    65,400  $  386,500
                                                                      ==========    ==========    ===========  ==========

   Limited Partners.................................................  $  (33,800)   $   31,900    $   (59,600) $  619,000
                                                                      ===========   ==========    ============ ==========

      Net earnings (loss) per limited partnership interest..........  $      (30)   $       29    $       (54) $      557
                                                                      ===========   ==========    ============ ==========



    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (Unaudited)
               FOR PERIOD ENDING MARCH 31, 2002 AND JUNE 30, 2002

                                                                                             Accumulated
                                                                Managing                        Other
                                                                General         Limited     Comprehensive
                                                                Partner        Partners     Income (Loss)       Total
                                                            ---------------  --------------  -----------   -------------
Balance at January 1, 2002................................. $      872,000   $   6,380,600  $     17,900   $   7,270,500

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................         72,700         178,200             -         250,900
     Interest income.......................................            100             200             -             300
     Depletion and depreciation............................        (25,500)       (190,200)            -        (215,700)
     General and administrative............................         (5,700)        (14,000)            -         (19,700)
                                                            ---------------  --------------  -----------   -------------
        Net earnings.......................................         41,600         (25,800)            -          15,800

   Change in fair value of cash flow hedges................              -               -       (47,700)        (47,700)
                                                                                                           -------------
     Comprehensive income (loss)...........................                                                      (31,900)
     Distributions to partners.............................        (77,600)       (189,900)            -        (267,500)
                                                            ---------------  --------------  -----------   -------------
Balance at March 31, 2002.................................. $      836,000   $   6,164,900  $    (29,800)  $   6,671,100
                                                            ==============   =============  =============  =============

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................         47,900         117,300             -         165,200
     Interest income.......................................            100             400             -             500
     Depletion and depreciation............................        (19,000)       (138,600)            -        (157,600)
     General and administrative............................         (5,200)        (12,900)            -         (18,100)
                                                            ---------------  --------------  -----------   --------------
        Net earnings.......................................         23,800         (33,800)            -         (10,000)

   Change in fair value of cash flow hedges................              -               -        15,800          15,800
                                                                                                           -------------
     Comprehensive income (loss)...........................                                                        5,800
     Distributions to partners.............................        (56,100)       (156,800)            -        (212,900)
                                                            ---------------  --------------  -----------   -------------
Balance at June 30, 2002................................... $      803,700   $   5,974,300  $    (14,000)  $   6,764,000
                                                            ==============   =============  =============  =============


    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF CASH FLOWS (Unaudited)
                   FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                           Six Months Ended June 30,
                                                                                       -------------------------------
                                                                                            2002              2001
                                                                                       ------------      -------------
Cash flows from operating activities:
Net earnings.........................................................................  $      5,800      $   1,005,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depletion and depreciation:.......................................................       373,300            551,900
   Decrease in accounts receivable - affiliate.......................................       144,300            298,000
   Increase in accounts payable and accrued liabilities..............................             -                200
                                                                                       ------------      -------------

Net cash provided by operating activities............................................       523,400          1,855,600


Cash flows from financing activities:
Distributions to partners............................................................      (480,400)        (1,661,900)
                                                                                       ------------      -------------

Net cash used in financing activities................................................      (480,400)        (1,661,900)
                                                                                       ------------      -------------
Net increase in cash.................................................................        43,000            193,700
                                                                                       ------------      -------------



Cash at beginning of period..........................................................        19,700             19,800
                                                                                       ------------      -------------

Cash at end of period................................................................  $     62,700      $     213,500
                                                                                       ============      =============



    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
          FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas-Energy for The Nineties - Public #8 Ltd. (the Partnership) for the three months and six months ended June 30, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the calendar year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 may not necessarily be indicative of the results of operations for the full calendar year ending December 31, 2002.

        Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 2001 to conform with the three months and six months ended June 30, 2002.

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

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the periods indicated:

                                                                        Three Months Ended            Six Months Ended
                                                                              June 30,                    June 30,
                                                                      ------------------------    -----------------------
                                                                          2002        2001            2002         2001
                                                                      ----------   -----------    -----------  ------------
Net earnings (loss).................................................  $  (10,000)   $  178,600    $     5,800  $  1,005,500
Other comprehensive income (loss):
       Unrealized gain (loss) on natural gas futures contracts......      15,800             -        (31,900)       17,900
                                                                      ----------    ----------    -----------  ------------

Comprehensive income (loss).........................................  $    5,800    $  178,600    $   (26,100) $  1,023,400
                                                                      ==========    ==========    ===========  ============

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
          FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in the three months ended June 30, 2002 and 2001 were $11,900 and $ 12,100, respectively, and $23,900 and $ 24,100 for the six months ended June 30, 2002 and 2001, respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2002 and 2001 were $ 36,200 and $ 44,000, respectively, and $72,700 and $ 80,000 for the six months ended June 30, 2002 and 2001, respectively.

         o Transportation fees paid to Atlas of $.29 per mcf. Transportation costs incurred for the three months ended June 30, 2002 and 2001 were $17,700 and $ 48,000, respectively, and $39,000 and $95,500 for the six months ended June 30, 2002 and 2001, respectively.

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

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (Unaudited) - (Continued) FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 5 - HEDGING ACTIVITIES

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

       At June 30, 2002, Atlas had natural gas futures and option contracts covering approximately 54,000 dekatherms ("Dth") of the Partnership's gas production maturing April 2002 through September 2003 at a combined average price of $3.45 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was $14,000 at June 30, 2002. The unrealized loss of $14,000 at June 30, 2002 has been recorded as a liability on the Partnership's 2002 Balance Sheet and in partners' capital as accumulated other comprehensive income. As of June 30, 2002, $8,800 of the unrealized loss is expected to be reclassified to earnings during the next 12 months. The Partnership recognized no losses on settled contracts covering natural gas production for the six months ended June 30, 2002 and 2001. The Partnership recognized no gains or losses during the six months ended June 30, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivates' intrinsic value.

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

Results of Operations

         The following table set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                     June 30,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                      (in thousands, except
                                                                               sales price and production cost data)
Production revenues:
     Gas..........................................................   $       238    $       668       $    570    $   1,764
     Oil..........................................................   $         -    $         -       $      -    $       -

Production volumes:
     Gas (thousands of cubic feet ("mcf")/day)....................           801          1,819            936        1,819
     Oil (barrels (`bbls")/day)...................................             -              -              -            -

Average sales prices:
     Gas (per mcf)................................................   $      3.26    $      4.04       $   3.37    $    5.36
     Oil (per bbl)................................................   $         -    $         -       $      -    $       -

Average production costs:
     As a percent of sales........................................            30%            13%            27%          11%
     (per mcf equivalent unit)....................................   $       .99    $       .53       $    .91    $     .58


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)


Results of Operations - (Continued)


         Net Earnings. During the three months and six months ended June 30, 2002, we had net earnings (loss) of $(10,000) and $5,800 as compared with net earnings for the three months and six months ended June 30, 2001 of $178,600 and $1,005,500, a decrease of $188,600 (105%) and $999,700 (99%).

         Revenues. Our natural gas revenues were $237,600 and $570,400 in the three months and six months ended June 30, 2002, a decrease of $430,800 (64%) and $1,193,500 (68%) from $668,400 and $1,763,900 in the three months and six months ended June 30, 2001. These decreases were due to a 19% ($128,500) and 37% ($654,800) decrease in the average sales price of natural gas for the three months and six months ended June 30, 2002, respectively, and a 56% ($302,300) and 49% ($538,700) decrease in production volumes for the three months and six months ended June 30, 2002, respectively.

         The decrease in gas production volumes results primarily from the normal decline inherent in the life of a well. The impact of the lower gas production was further impacted by a decrease in natural gas prices, which decreased by $.78 per Mcf and $1.99 per Mcf to $3.26 per Mcf and $3.37 per Mcf in the three months and six months ended June 30, 2002. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions.

         Expenses. Production expenses were $72,400 and $154,300 in the three months and six months ended June 30, 2002, a decrease of $14,600 (17%) and $36,700 (19%). This decrease is attributable to a decrease in transportation expenses due to the lower production volumes.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 65% in the six months ended June 30, 2002 compared to 31% for the six months ended June 30, 2001. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

         General and administrative expenses for the three months and six months ended June 30, 2002 amounted to $18,100 and $37,800. These expenses include the monthly administrative fees charged by the managing general partner to each productive well and legal and audit fees.

         Liquidity and Capital Resources. At June 30, 2002 we had working capital of $41,000 a decrease of $133,200 from $174,200 at December 31, 2001. Cash increased $43,000 from December 31, 2001.

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

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138). As of June 30, 2002, we had gas hedges in place covering 54,000 dekatherms maturing through September 2003. The unrealized loss on these hedges is a $14,000 liability at June 30, 2002 and is included on our balance sheet and represents the estimated amount that would have been realized had the hedges been terminated on that date. As these contracts qualify and have been designated as cash flow hedges, gains and losses on them resulting from market price changes are determined monthly and reflected in accumulated other comprehensive income until the month in which the hedged production is sold. At that time, the amount included in accumulated other comprehensive income related to the sold production is closed to production revenues. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on NYMEX.

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


Atlas-Energy for the Nineties-Public #8 Ltd.


By:  (Signature and Title):         Atlas Resources, Inc., Managing General Partner


By   (Signature and Title):         /s/ Freddie M. Kotek
                                    -----------------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
                                    and President

Date:  August 14, 2002



        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):          /s/ Freddie M. Kotek
                                    -----------------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
                                    and President

Date:  August 14, 2002



By  (Signature and Title):          /s/ Nancy J. McGurk
                                    -----------------------------------------------------------------------------------
                                    Nancy J. McGurk, Senior Vice President, Chief Financial Officer and Chief
                                    Accounting Officer
Date:  August 14, 2002

                                  EXHIBIT INDEX
                                  -------------

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

  10(a)           Drilling and Operating Agreement with exhibits                   Previously filed in the Form
                                                                                   10-KSB for the period ending
                                                                                   December 31, 1999
  99.1            Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
                  Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

  99.2            Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
