Form 10QSB
period 2003-09-30
ATLAS ENERGY FOR NINETIES PUBLIC NO 8 LTD
filed 2003-11-14
CIK 1088451

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2003

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
                                  ON FORM 10QSB

PART I.    FINANCIAL INFORMATION                                                                                   PAGE

Item 1.    Financial Statements
           Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002.............................      3

           Statements of Operations for the Three Months and Nine Months Ended
             September 30, 2003 and 2002 (Unaudited).............................................................      4

           Statement of Partners' Capital Accounts for the Nine Months Ended September 30, 2003 (Unaudited)......      5

           Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)............      6

           Notes to Financial Statements (Unaudited).............................................................   7-10

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................................................  11-13

Item 3.    Controls and Procedures...............................................................................     13

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K......................................................................     14

SIGNATURES    ...................................................................................................     15

CERTIFICATIONS...................................................................................................  16-19

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS


                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS


                                                                 September 30,       December 31,
                                                                 --------------     -------------
                                                                      2003               2002
                                                                  (Unaudited)
                            ASSETS
   Current Assets:
   Cash                                                           $     81,500       $     1,600
   Accounts receivable - affiliate                                     110,300           119,500
                                                                  ------------       -----------
             Total current assets                                      191,800           121,100

   Oil and gas properties (successful efforts)                      12,801,800        12,573,800
      Less accumulated depletion and depreciation                   (8,062,500)       (7,704,400)
                                                                  ------------       -----------
                                                                     4,739,300         4,869,400
                                                                  ------------       -----------
                                                                  $  4,931,100       $ 4,990,500
                                                                  ============       ===========


              LIABILITIES AND PARTNERS' CAPITAL
   Current liabilities:
   Accrued liabilities                                            $     19,400       $    18,600
   Unrealized hedging losses                                                 -            52,700
                                                                     ---------       -----------
             Total current liabilities                                  19,400            71,300

   Asset retirement obligations                                        283,700                 -


   Partners' capital:
      Managing General Partner                                         556,200           593,200
      Limited Partners (unlimited authorization 1,111 units
         issued and outstanding)                                     4,071,800         4,378,700
     Accumulated other comprehensive loss                                    -           (52,700)
                                                                  ------------       -----------
                                                                     4,628,000         4,919,200
                                                                  ------------       -----------
                                                                  $  4,931,100       $ 4,990,500
                                                                  ============       ===========



    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                   Three Months Ended            Nine Months Ended
                                                                     September 30,                  September 30,
                                                                2003            2002            2003             2002
                                                             ----------      ---------       ----------       ---------
REVENUES:
Natural gas and oil sales                                     $ 303,200      $ 281,300       $1,036,900       $ 851,700
Interest income                                                     200            500              700           1,300
                                                              ---------      ---------       ----------       ---------
          Total revenues                                        303,400        281,800        1,037,600         853,000


COST AND EXPENSES:

Production expenses                                              76,700         71,400          210,700         225,700
Depletion and depreciation of oil and gas properties             86,900        144,500          358,200         517,800
Accretion of asset retirement obligations                         4,100              -           12,200               -
General and administrative expenses                              18,800         16,200           52,000          54,000
                                                              ---------      ---------       ----------       ---------
          Total expenses                                        186,500        232,100          633,100         797,500
                                                              ---------      ---------       ----------       ---------
Income before cumulative effect of change
  in accounting principle                                       116,900         49,700          404,500          55,500
Cumulative effect of change in accounting principle                   -             -           (43,500)              -
                                                              ---------      ---------       ----------       ---------
Net Income                                                    $ 116,900      $  49,700       $  361,000       $  55,500
                                                              =========      =========       ==========       =========


Allocation of net income (loss):
  Managing General Partner                                    $  49,300      $  39,200       $  167,500       $ 105,000
                                                              =========      =========       ==========       =========
  Limited Partners                                            $  67,600      $  10,500       $  193,500       $ (49,500)
                                                              =========      =========       ==========       =========
Net income (loss) per limited partnership unit:
  Before cumulative effect of change in accounting
    Principle                                                 $      61      $       9       $      202       $     (45)
  Cumulative effect of change in accounting principle                 -              -               28               -
                                                              ---------      ---------       ----------       ---------
  Net Income (loss) per limited partnership unit              $      61      $       9       $      174       $     (45)
                                                              =========      =========       ==========       =========


    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                     STATEMENT OF PARTNERS' CAPITAL ACCOUNTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)


                                                                                      Accumulated
                                                         Managing                        Other
                                                         General       Limited       Comprehensive
                                                         Partner      Partners        Income(loss)        Total
                                                      -----------   -----------     ----------------   -----------
Balance at January 1, 2003                             $  593,200   $ 4,378,700      $  (52,700)       $ 4,919,200
Participation in revenue and expenses:
   Net production revenues                                239,600       586,600               -            826,200
   Interest income                                            200           500               -                700
   Depletion and depreciation                             (43,300)     (314,900)              -           (358,200)
   Accretion of asset retirement obligations               (1,400)      (10,800)              -            (12,200)
   General and administrative                             (15,000)      (37,000)              -            (52,000)
                                                       ----------   -----------      ----------        -----------
   Income from operations                                 180,100       224,400               -            404,500


Cumulative effect of change in accounting principle       (12,600)      (30,900)              -            (43,500)
                                                       ----------   -----------      ----------        -----------
   Net Income                                             167,500       193,500               -            361,000


Cash flow hedge losses reclassified to gas sales                -             -          64,100             64,100
Change in fair value of cash flow hedges                        -             -         (11,400)           (11,400)



          Distributions to Partners                      (204,500)     (500,400)              -           (704,900)
                                                       ----------   -----------      ----------        -----------

Balance at September 30, 2003                          $  556,200   $ 4,071,800      $        -        $ 4,628,000
                                                       ==========   ===========      ==========        ===========


     The accompanying notes are an integral part of this financial statement

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                  Nine Months Ended
                                                                    September 30,
                                                                2003             2002
                                                             ----------       -----------
    Cash flows from operating activities:
    Net income                                               $  361,000       $    55,500
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depletion and depreciation                               358,200           517,800
       Accretion of asset retirement obligations                 12,200                 -
       Cumulative effect of change in accounting principle       43,500                 -
       Decrease in accounts receivable - affiliate                9,100           136,200
       Increase in accrued liabilities                              800             5,000
                                                             ----------       -----------
    Net cash provided by operating activities                   784,800           714,500


    Cash flows from financing activities:
    Capital distributions                                      (704,900)         (670,300)
                                                             ----------       -----------

    Net cash used in financing activities                      (704,900)         (670,300)
                                                             ----------       -----------
    Net increase in cash                                         79,900            44,200
    Cash at beginning of period                                   1,600            19,700
                                                             ----------       -----------
    Cash at end of period                                    $   81,500           $63,900
                                                             ==========       ===========



    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                 September 2003

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas-Energy for The Nineties - Public #8 Ltd. (the Partnership) for the three and nine months ended September 30, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 may not necessarily be indicative of the results of operations for the year ending December 31, 2003.

         Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2002 to conform to the three and nine months ended September 30, 2003 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an additional $228,000 to oil and gas properties representing the estimated future well plugging costs (discounted to the present value at the dates the wells began operations). In addition, a corresponding retirement obligation liability of $271,500 was recorded (which includes accretion of that discounted value to January 1, 2003). The cumulative effect of change in accounting principle represents the accretion of the discounted plugging liability and the depletion of estimated future plugging costs, added to oil and gas properties from the date the wells began operations through January 1, 2003.

         A reconciliation of the Company's liability for plugging and abandonment costs for the nine months ending September 30, 2003, is as follows:

         Asset retirement obligations at December 31, 2002              $      -
         Adoption of SFAS 143                                            271,500
         Accretion expense                                                12,200
                                                                        --------
         Asset retirement obligations at September 30, 2003             $283,700
                                                                        ========
         Except for the item above, no other material retirement obligations associated with tangible long-lived assets have been determined.

         For the three and nine months ended September 30, 2002, the pro forma effects of adopting SFAS 143 on January 1, 2002, would have decreased net income $3,800 and $11,500 respectively. The asset retirement obligation would have been $256,100 as of January 1, 2002.

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Supplemental Cash Flow Information

         The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid, by the partnership for interest or income taxes for the nine months ended September 30, 2003 and 2002.

Recently Issued Financial Accounting Standards

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The Partnership believes that adoption of SFAS 149 will not have a material effect on its financial position or results of operations.

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

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership's financial instruments do not have a mandatory redemption feature, therefore the adoption of this Statement did not have a material impact on its results of operations or financial position.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         The following table presents comprehensive income for the periods indicated:

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                                --------------------------        ---------------------------
                                                   2003             2002             2003             2002
                                                ----------      ----------        ----------       ----------
  Net Income                                    $  116,900       $  49,700         $ 361,000        $  55,500
  Other comprehensive income (loss):
     Unrealized holding losses arising
         during the period                          (2,500)        (37,900)          (11,400)         (75,300)
     Reclassification adjustment for losses
         realized in net income                     22,500             700            64,100            6,200
                                                ----------       ---------         ---------        ---------
  Comprehensive income (loss)                   $  136,900       $  12,500         $ 413,700        $ (13,600)
                                                ==========       =========         =========        =========

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:


         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2003 and 2002 were $11,900 and $11,600 respectively. For the nine months ended September 30, 2003 and 2002 administrative costs were $35,900 and $35,500 respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2003 and 2002 were $36,100 and $35,600 respectively. For the nine months ended September 30, 2003 and 2002 well supervision fees were $109,100 and $108,300 respectively.

         o        Transportation fees paid to Atlas of $.29 per mcf.
                  Transportation costs incurred for the three months ended September 30, 2003 and 2002 were $12,400 and $15,600 respectively, and $40,400 and $54,600 for the nine months ended September 30, 2003 and 2002 respectively.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

NOTE 5 - HEDGING ACTIVITIES

         The Partnership, through the Atlas' energy subsidiaries, from time to time enters into natural gas futures and option contracts to hedge the Partnership's exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

         Atlas formally documents all relationships between hedging instruments and the items being hedged, including the risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the hedged asset. Atlas assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and changes in fair value for the derivative will be recognized immediately into earnings. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX and are accumulated in other comprehensive income (loss) to the extent that these hedges are deemed to be highly effective as hedges, and are recognized in earnings in the period in which the hedged item is recognized in earnings.

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #8 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - HEDGING ACTIVITIES (CONTINUED)

         At September 30, 2003, the Partnership did not have a share in any open natural gas futures contracts. However, the Partnership recognized a loss of $64,100 and $6,200 on settled contracts for the nine months ended September 30, 2003 and 2002 respectively. The Partnership recognized no gains or losses during the nine month periods ended September 30, 2003 and 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership's net unrealized loss related to open NYMEX contracts was approximately $52,700 at December 31, 2002. The unrealized losses were recorded as a liability in the Partnership's Balance Sheets and in Partner's Capital as a component of Accumulated Other Comprehensive Loss.

         Although hedging can provide the Partnership some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

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

Results of Operations

         The following table, whose amounts are in thousands except sales prices and production cost data, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                           ---------------------------       ------------------------
                                                             2003               2002            2003           2002
                                                          ----------          --------       ----------      --------
Production revenues:
          Gas                                              $    302           $    281        $  1,033       $    852
          Oil                                                     1                  -               4              -

Production volumes:
          Gas (thousands of cubic feet ("mcf")/day)             627                724             773            864
          Oil (barrels ("bbls")/day)                              -                 -                -              -

Average sales prices:
          Gas (per mcf) (1)                                $   5.27           $   4.22         $  4.89       $   3.61
          Oil (per bbl)                                    $  25.74                  -         $ 29.74              -

Average production costs:
          As a percent of sales                                 25%                25%             20%            26%
          (per mcf equivalent unit)                        $   1.32           $   1.07         $  0.99       $   0.96

(1) Our average sales price before the effects of
               of hedging was:                             $   5.63           $   4.23         $  5.20       $   3.64


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

         Revenues. Our natural gas revenues were $302,000 and $1,033,000 for the three and nine months ended September 30, 2003, an increase of $21,000 (7%) and $181,000 (21%) from the three and nine months ended September 30, 2002 respectively. The increases were due to increases in the average sales price we received for our natural gas of 25% and 35% for the three and nine months ended September 30, 2003 as compared to the same periods from the prior year. Additionally our natural gas volumes produced decreased 13% for the three months ended September 30, 2003 and 11% for the nine months ended September 30, 2003. The $181,000 increase in gas revenue for the nine months ended September 30, 2003 as compared to the prior year same period consisted of $302,000 due to an increase in natural gas sales prices and $121,000 attributable to a decrease in production volumes. The $21,000 increase in natural gas revenue for the three months ended September 30, 2003 as compared to the prior year, same period consisted of a $68,000 increase attributable to an increase in natural gas sales prices, offset by a $47,000 decrease due to lower production volumes. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

         Expenses. Production expenses were $76,700 and $71,400 in the three months ended September 30, 2003 and 2002 and $210,700 and $225,700 for the nine months ended September 30, 2003 and 2002, respectively. The decrease for the nine months is primarily due to fewer charges for repairs, maintenance and transportation. These charges will fluctuate from period to period as work is performed by the Managing General Partner to maximize potential production.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 29% and 51% in the three months ended September 30, 2003 and 2002, and 35% and 61% for the nine months ended September 30, 2003 and 2002, respectively. This percentage decrease in the current year is directly attributable to higher revenues and changes in our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

         General and administrative expenses for the three months ended September 30, 2003 and 2002 were $18,800 and $16,200, respectively, an increase of 16%. For the nine months ended September 30, 2003 and 2002 these charges were $52,000 and $54,000, respectively, a decrease of 4%. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing.

         Cumulative effect of change in accounting principle. On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which establishes requirements for accounting for the removal costs associated with asset retirements. The cumulative effect of change in accounting principle represents the depreciation and depletion on the additional cost basis recognized for asset retirements and the accretion of the discounted plugging liability from the date the wells began operations through January 1, 2003.

         Liquidity and Capital Resources. Cash provided by operating activities increased $70,300 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase was primarily due to increases in the price we receive for our natural gas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

         Cash used by financing activities increased $34,600 during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase is the result of an increase in distributions to partners.

         We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.


Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our provision for possible losses, asset retirement obligations and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

   10(a) Drilling and Operating Agreement with exhibits                         Previously filed in the Form
                                                                                10-KSB for the period ending
                                                                                December 31, 1999

   31.1  Certification pursuant to rule 13a-14(a)/15d-14(a)                     Page 16
         Certification
   31.2  Certification pursuant to rule 13a-14(a)/15d-14(a)                     Page 17
         Certification
   99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted           Page 18
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   99.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted           Page 19
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #8 Ltd.

By:(Signature and Title):       Atlas Resources, Inc., Managing General Partner


By (Signature and Title):      /s/ Freddie M. Kotek
                               -------------------------------------------------
                               Freddie M. Kotek, Chairman of the Board of
                               Directors, Chief Executive Officer and President

Date: 11/14/03
      --------


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):      /s/ Freddie M. Kotek
                               -------------------------------------------------
                               Freddie M. Kotek, Chairman of the Board of
                               Directors, Chief Executive Officer and President

Date: 11/14/03
      --------


By (Signature and Title):      /s/ Nancy J. McGurk
                               -------------------------------------------------
                               Nancy J. McGurk, Senior Vice-President, Chief
                               Financial Officer and Chief Accounting Officer
Date: 11/14/03
      --------